Form 10KSB
period 1995-10-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-01-29
CIK 702174

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)


[X] Annual Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended October 31, 1995

                                       or

[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


                  For the transition period.........to.........

                         Commission file number 0-10884


                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

      South Carolina                                      57-0721760
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                             29602
(Address of principal executive offices)                (Zip Code)


                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $10,439,263

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. $14,138,850








                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated June 8, 1982 (included in Registration Statement, No.2-77217, of Registrant) are incorporated by reference into Parts I and III.



                                     PART I


Item 1. Description of Business

      Shelter Properties IV Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired five existing apartment properties during 1982 and 1983 and has been operating such properties since that time with the exception of Rushcreek Village Apartments, which was deeded back to the lender in lieu of foreclosure in June 1987, and The Corners Apartments, which was foreclosed upon on November 2, 1992.

      Commencing June 8, 1982, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 49,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Limited partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-77217 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated June 8, 1982 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated on December 15, 1982. Upon termination of the offering, the Registrant had accepted subscriptions for 50,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $50,000,000. The Registrant invested approximately $38,000,000 of such proceeds in five existing apartment properties and thereby completed its acquisition program in March 1983 at approximately the expenditure level estimated in the Prospectus. Funds not expended because they are held as reserves have been invested by the Registrant, in accordance with the policy described in the Prospectus, in U. S. Government securities or other highly liquid, short-term investments where the General Partner believes there is appropriate safety of principal.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty IV Corporation, the Corporate General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


Item 2. Description of Properties:

      The following table sets forth the Registrant's investments in properties:

                                            Date of
                Property                    Purchase     Type of Ownership         Use
            Baymeadows Apartments           9/30/82     Fee ownership subject    Apartment
             Jacksonville, Florida                      to first and second      904 units
                                                        mortgages.

            Quail Run Apartments            1/03/83     Fee ownership subject    Apartment
             Columbia, South Carolina                   to first and second      332 units
                                                        mortgages.

            Countrywood Village Apartments  3/31/83     Fee ownership subject    Apartment
             Raleigh, North Carolina                    to first and second      384 units
                                                        mortgages.

Schedule of Properties:

                       Gross
                      Carrying    Accumulated                       Federal
 Property              Value      Depreciation    Rate    Method   Tax Basis
 Baymeadows
  Apartments        $32,179,413   $15,925,364   5-36 yrs   S/L    $ 6,867,843

 Quail Run
  Apartments         12,896,933     5,670,015   5-34 yrs   S/L      2,605,295

 Countrywood
  Village Apts.      13,015,828     6,978,375   5-30 yrs   S/L      2,873,122


    Total           $58,092,174   $28,573,754                     $12,346,260


     See Note A to the financial statements included in Item 7 for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                                  Principal                                      Principal
                                  Balance At     Stated                           Balance
                                  October 31,   Interest   Period     Maturity    Due At
             Property                1995         Rate    Amortized     Date     Maturity

             Baymeadows
              1st Mortgage        $14,980,140     7.60%      (1)      11/15/02  $11,553,964
              2nd Mortgage            493,337     7.60%      (1)      11/15/02      493,337

             Quail Run
              1st Mortgage          6,041,004     7.60%      (1)      11/15/02    4,659,312
              2nd Mortgage            198,947     7.60%      (1)      11/15/02      198,947

             Countrywood Village
              1st Mortgage          4,680,078     7.60%      (1)      11/15/02    3,609,707
              2nd Mortgage            154,128     7.60%      (1)      11/15/02      154,128

                                   26,547,634
             Less unamortized
              discounts            (1,478,462)

                                  $25,069,172

   (1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

   Average annual rental rate and occupancy for 1995 and 1994 for each property:

                              Average Annual                Average Annual
                               Rental Rates                   Occupancy
 Property                   1995           1994             1995      1994
 Baymeadows               $6,309         $6,259              96%       94%

 Quail Run                 6,783          6,602              96%       90%

 Countrywood Village       6,159          5,731              95%       96%


   The Corporate General Partner attributes the increase in occupancy at Quail Run to the increase in military personnel being transferred into the local base.

   As noted under Item 1., Description of Business, the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

   Real estate taxes and rates in 1995 for each property were:

                                      1995             1995
                                     Billing           Rate

 Baymeadows                         $443,431*          2.20
 Quail Run                           168,002*          2.93
 Countrywood                         109,734*          1.24


*Due to these properties having a fiscal year end different than the real estate tax year, tax expense does not agree to the 1995 billing.


Item 3. Legal Proceedings

   The Secretary of Housing and Urban Development ("HUD") issued an administrative Reasonable Cause Determination which found that a former tenant of Baymeadows Apartments in Jacksonville, Florida had been discriminated against on the basis of race in violation of the Fair Housing Act. Specifically, HUD found that the tenant was discriminated against because of her race when she did not get new carpet, a new oven and new dishwasher and when her lease was not renewed. HUD's administrative investigation and Reasonable Cause Determination names Insignia Management Corporation and Shelter Realty IV Corporation, along with several current and former employees of each, as respondents. The case proceeded to a civil complaint filed by the Department of Justice in the United States District Court for the Middle District of Florida. At this time, the outcome of this case is uncertain. Management believes that this claim is not meritorious and intends to defend this claim vigorously. There can be no assurance, however, that this claim will not have a material adverse effect upon the business, financial condition or operations of the Partnership.

   The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

   The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 11,050 Units at a price of $250.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. As of October 31, 1995, the Partnership had not made cash distributions to Unit holders since 1985. However, the Partnership made withholding tax payments in 1994 to taxing authorities on behalf of the partners which was recorded as a distribution. In December 1995, distributions of $1,000,000 were declared and paid. This distribution was after the High River Offer expired. As a result, High River (as defined below) received the cash distribution made during December 1995 for those Units that it purchased in the High River Offer as defined below. In addition, the Corporate General Partner was entitled to certain cash distributions in respect of its general partner interest. The Corporate General Partner has not received a cash distribution in respect of its general partner interest since 1985.

   As a result of the Affiliated Purchaser's acquisition of 22.1% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the two years in the period ended October 31, 1995, pursuant to property management agreements. Property management fees paid to IMG amounted to $486,071 and $513,750, respectively, for the years ended October 31, 1994 and 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $194,478 and $174,095, respectively, for the years ended October 31, 1994 and 1995. In addition, at various times during the past two fiscal years an affiliate of Insignia has held a promissory note or preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

   The terms of the Affiliated Purchaser's financing of the Affiliate Offer may result in future potential conflicts of interest. The Affiliated Purchaser paid for the Units it purchased pursuant to the Affiliate Offer with funds provided by Insignia, and Insignia, in turn, obtained these funds from its working capital. It is possible, however, that in connection with its future financing activities, Insignia may cause or request the Affiliated Purchaser to pledge its Units as collateral for loans, or otherwise agree to terms which provide Insignia and the Affiliated Purchaser with incentives to generate substantial near-term cash flow from the Affiliated Purchaser's investment in the Units. In such a situation, the Corporate General Partner may experience a conflict of interest in seeking to reconcile the best interests of the Partnership with the need of its affiliates for cash flow from the Partnership's activities.

   On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $250.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 11,050 Units at a price of $250.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

   Following those discussions, at approximately 6:45 p.m. on Monday, May 22, 1995, the Corporate General Partner received a letter from High River Limited Partnership ("High River") which stated that High River was commencing, by public announcement, a cash tender offer for up to approximately 30% of the outstanding Units at a price of $287.50 per Unit (the "High River Offer"). High River sent similar letters to the Insignia affiliated corporate general partners of five other limited partnerships. On May 23, 1995, Insignia issued a press release which announced receipt of the letters.

   From 12:00 noon on Tuesday, May 23 through late in the evening of Wednesday, May 24, the Affiliated Purchaser, Insignia, and High River and their respective counsel had a series of meetings and telephone conversations to explore a possible joint venture relationship with respect to various real estate related investment opportunities, including the Affiliate Offer. Representatives of High River terminated the discussions. No agreement was reached with respect to the Affiliated Offer or any other matter.

   On the afternoon of Thursday, May 25, 1995, the Corporate General Partner received a second letter from High River stating that High River had initiated a tender offer for up to 40% of the outstanding Units at a price of $290.40 per Unit. High River also issued a press release announcing the High River Offer and that High River was commencing similar tender offers for units of limited partnership interest in five other partnerships in which other Insignia affiliates are the corporate general partners. Upon receiving the letter from High River, Insignia issued its own press release announcing the terms of the six High River offers.

   Also on May 25, 1995, the Corporate General Partner received a copy of a Complaint (the "High River Complaint") seeking, among other things, an order from the United States District Court for the District of Delaware enjoining the closing of the Affiliate Offer. The High River Complaint related to the Affiliate Offer and to five other tender offers made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia are general partners. The High River Complaint named as defendants the Affiliated Purchaser and each of the Insignia affiliates making the five other tender offers; the Corporate General Partner and the five other Insignia-affiliated general partners; and Insignia. The High River Complaint contained allegations that, among other things, the Affiliated Purchaser sought to acquire Units at highly inadequate prices, and that the Affiliate Offer contained numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concerned, among other things, the true value of the units; the true financial conditions of the Partnership; the factors affecting the likelihood that properties owned by the Partnership will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets. The High River Complaint also alleged that the Affiliated Purchaser failed to comply with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934.

   On Friday, May 26, 1995, the United States District Court for the District of Delaware denied High River's motion for a temporary restraining order to postpone the closing of the Affiliate Offer. On May 26, 1995, Insignia issued a press release announcing the Court's decision. High River subsequently voluntarily withdrew the High River Complaint without prejudice.

   On May 26, 1995, High River filed a Schedule 14D-1 relating to the High River Offer and containing an Offer to Purchase and a related Assignment of Partnership Interest. The Affiliate Offer expired as scheduled at midnight on May 26, 1995. As filed on May 26, 1995, the High River Offer was conditioned upon the Affiliate Offer being extended by at least 10 business days. High River issued a press release, dated May 26, 1995, announcing that the extension of the Affiliate Offer for 10 business days would be eliminated as a condition to the High River Offer. Also on May 26, the Chairman and Chief Executive Officer of Insignia received a letter from Mr. Icahn. In the letter, Mr. Icahn accused Insignia of disregarding its "fiduciary responsibilities."

   On Friday June 2, the High River Offer to Purchase and the related Assignment of Partnership Interests were mailed to Unit holders. On Monday, June 5, the Corporate General Partner delivered a letter to High River which requested that High River cure certain alleged critical omissions, misstatements, and deficiencies in the High River Offer by June 7, 1995. On June 7, the Corporate General Partner received a letter from Mr. Icahn stating that High River does not agree with the positions taken in the Corporate General Partner's June 5 letter.

   On June 8, 1995, the Corporate General Partner commenced an action against High River and Carl C. Icahn in the United States District Court for the District of South Carolina. The complaint alleged that the High River Offer misled Unit holders and violated federal securities laws. The Partnership sought relief from High River's and Mr. Icahn's actions in the form of an injunction against the High River Offer, a judgment declaring that the untrue statements in and omissions from the High River Offer constitute violations of the federal securities laws, and an order requiring High River to make appropriate disclosures to correct all of the false and misleading statements in and omissions from the High River Offer.

   The Partnership and the Corporate General Partner recommended that the Unit holders reject the High River Offer and not tender their Units pursuant to the High River Offer. The Partnership and the Corporate General Partner stated that they may reconsider their recommendation if High River makes additional disclosures to the Unit holders as the Corporate General Partner requested. For further information, see the Partnership's Solicitation/Recommendation Statement on Schedule 14D-9 which was filed with the Securities and Exchange Commission on June 9, 1995.

   On June 12, 1995, High River filed an amendment to its Schedule 14D-1 containing a Supplement to its Offer to Purchase. The Supplement amended the High River Offer to increase the number of Units being sought to all of the outstanding Units and amended certain disclosures in the Offer to Purchase.

   Persons claiming to own Units filed a purported class action and derivative suit in the United States District Court for the District of South Carolina seeking, among other things, an order enjoining the Affiliate Offer. On Thursday, May 18, 1995, the Court denied plaintiffs' motion for a temporary restraining order postponing the closing of the Affiliate Offer, which expired as scheduled on May 26, 1995. Counsel for the parties are engaged in settlement discussions and may continue such discussions.

   The Complaint applies to the Affiliate Offer and to five other tender offers being made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia serve as general partners. The Complaint names as defendants the Affiliated Purchaser and each of the Insignia affiliates, including the five other tender offerors; the Corporate General Partner and five other Insignia-affiliated general partners; and four individuals who are officers and/or directors of Insignia, the Corporate General Partner and/or the Affiliated Purchaser. The Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Partnership and the five other Partnerships (collectively the "Partnerships") and acted contrary to the limited partners' best interests in order to prolong the lives of the Partnerships and thus continue the revenues derived by Insignia from the Partnerships while at the same time reducing the demand for the Partnerships' units in the limited resale market for the units by artificially depressing the trading prices for the units, in order to create a favorable environment for the Affiliate Offer and the five other tender offers. In the Complaint the plaintiffs also allege that in the Affiliate Offer and the five other tender offers, the Affiliated Purchaser will acquire effective voting control over the Partnerships at highly inadequate prices, and that the offers to purchase and related tender offer documents contain numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concern, among other things, the advantages to Unit holders of tendering Units pursuant to the Affiliate Offer; the true value of the Units; the true financial condition of the Partnerships; the factors affecting the likelihood that properties owned by the Partnerships will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets.

   On Friday, June 16, plaintiffs filed an amended complaint which contained allegations that, among other things, the defendants engaged in a plan by which they misappropriated the Partnerships' assets and fraudulently induced limited partners to sell units to the defendants at highly inadequate prices by causing the Partnerships to take actions that artificially depressed the prices available for units and by knowingly disseminating false and misleading statements and omissions of material facts. The plaintiffs alleged that the defendants breached fiduciary duties and violated federal securities law by closing the Affiliate Offer and the five other tender offers made by affiliates of Insignia for units in the other Partnerships with the knowledge that the limited partners were not aware of the High River Offer. The plaintiffs further alleged that the defendants, since the close of the Affiliate Offer, had caused the Partnerships to enter into several wasteful transactions that had no business purpose or benefit to the Partnerships solely in order to entrench themselves in their positions of control over the Partnerships, with the effect of impeding and possibly preventing nonaffiliated entities from making tender offers that offer higher value to unit holders than defendants paid.

   Subsequent to the filing of the lawsuit by the Corporate General Partner against High River and Carl C. Icahn, the Corporate General Partner and High River began discussions in an attempt to settle the lawsuit. On Friday, June 16, 1995, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Wednesday, June 28, 1995, and that High River and the Corporate General Partner were engaged in settlement discussions.

   On Saturday, June 17, the Affiliated Purchaser and Insignia entered into an agreement with Carl C. Icahn and High River (the "Agreement") and the Corporate General Partner, among others, entered into a letter agreement with High River (together with the Agreement, the "Agreements"). The Agreements provide generally that Insignia would not, and will not cause or permit its affiliates to, actively oppose the High River Offer, but rather would take a neutral stance with respect to the High River Offer, except in the case of a competing third party bid made prior to the expiration of the High River Offer or the occurrence of any event materially adversely affecting High River Offer. The High River Offer would proceed in accordance with its terms, as amended, and the Corporate General Partner would cooperate to facilitate the admission of High River as a substitute limited partner with respect to any Units High River purchases pursuant to the High River Offer in accordance with the terms of the Partnership Agreement and applicable law. The Agreements limited High River's ability to amend or extend the High River Offer. Apart from purchases made by High River pursuant to the High River Offer, neither High River nor Insignia nor any of their respective affiliates would purchase any additional Units pursuant to a tender offer and can only purchase additional Units from time to time under certain conditions specified in the Agreements. High River would vote on certain matters concerning the Partnership as directed by Insignia. In addition, High River and its affiliates are prohibited from soliciting proxies with respect to the Partnership or otherwise making proposals concerning the Partnership directly to other Unit holders. High River and Insignia have certain buy-sell rights with respect to the other's Units which may be exercised 18 months after the effective date of the Agreements and annually thereafter and at earlier or later dates under other circumstances specified in the Agreements, including the proposal of certain transactions otherwise protected by the Agreements. The party selling Units pursuant to the buy-sell transaction must sell or cause to be sold to the other party all Units beneficially owned by the first party and its affiliates.

   Litigation initiated by the Corporate General Partner concerning the High River Offer and litigation initiated by High River concerning the Affiliate Offer was dismissed with prejudice and mutual releases were exchanged. On June 20, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Monday, July 3, 1995.

   On July 20, 1995, the Partnership mailed a letter to limited partners of the Partnership who tendered limited partnership units to the Affiliated Purchaser in the recent tender offer. The letter notifies the limited partners that the Affiliated Purchaser had offered to increase the amount paid to such limited partners by an additional 45%.

   On September 27, 1995, the parties to the purported class action and derivative suit described above, entered into a stipulation to settle the matter. The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $100,000 related to its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


Item 4. Submission of Matters to a Vote of Security Holders

   During the fiscal year ended October 31, 1995, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.



                                     PART II


Item 5. Market for Partnership Equity and Related Partner Matters

   As of October 31, 1995, there was minimal trading of the Units in the secondary market establishing a high and low value of $250 and $190, respectively, per Unit quoted in the September 1995 Stanger Report. As disclosed in Item 3., Legal Proceedings, an affiliate of the Corporate General Partner purchased 11,050 Units at $363 per Unit. In addition, High River Limited Partnership purchased 4,263 units at $363 per Unit. There are 3,738 holders of record owning an aggregate of 50,000 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. No distributions were declared in 1995 or 1994. Subsequent to October 31, 1995, distributions of $1,000,000 were declared and paid. Future distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property. (See Note A of the financial statements.)


Item 6. Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

   The Partnership's net loss as shown in the financial statements for the year ended October 31, 1995, was $573,762 versus net income of $61,589 for the same period in 1994 (see Note D of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The change from net income to loss is primarily attributable to an increase in maintenance expense due to additional renovations in 1995 which included painting and exterior renovations of both Baymeadows and Countrywood. In addition, general and administrative expenses increased as a result of increased legal costs for an outstanding lawsuit as disclosed in Item 3, Legal Proceedings, as well as increased administrative expenses in connection with the tender offers. Also, tax expense has increased due to an increase in the assessed value of Baymeadows. Partially offsetting these items is an increase in rental income due to an increase in occupancy at Baymeadows and Quail Run, as previously disclosed, and periodic rental rate increases. In addition, other income increased due to additional tenant charges and increased revenue at Baymeadows' ancillary operations. Other income also increased due to additional cash being available for investments at higher interest rates. Offsetting these increases in other income were decreases in other income at Quail Run and Countrywood due to tax refunds received in 1994 with no similar refunds in 1995. Also, the loss from disposal of property decreased due to no properties replacing roofs in 1994.

   Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended October 31, 1995, no adjustments for the impairment of value were recorded.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no assurance that the Corporate General Partner will be able to sustain this plan.

Liquidity and Capital Resources

   During fiscal 1995, the Partnership recorded a net decrease in cash of $361,203 versus an increase in cash of $636,894 for 1994. Cash provided by operating activities increased primarily due to the change in accounts payable resulting from the accrual of legal fees in connection with the outstanding lawsuit disclosed in Item 3., Legal Proceedings. Also contributing to this increase is the change in accrued taxes largely due to the timing of tax payments at Countrywood Village. This increase is slightly offset by the corresponding use of cash for tax escrows. Further offsetting the change is the net loss for fiscal 1995 versus net income for fiscal 1994 as discussed above. Cash used in investing activities increased primarily due to additional net purchases of short-term investments and an increase in property improvements in fiscal 1995 over fiscal 1994. These property improvements are mainly due to major renovation projects at Baymeadows and Countrywood. Also contributing to this increase is the receipt in 1994 of insurance proceeds from damage incurred in 1993 with no such activity in 1995. Finally, cash used in financing activities decreased resulting from a distribution to the partners paid in the second quarter of 1994. This distribution was for withholding taxes due on behalf of the partners resulting from the income associated with the foreclosure of one of the Partnership's properties.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $25,069,172, net of discount, is amortized over 257 months with a balloon payment of $20,669,395 due on November 15, 2002, at which time the properties will either be refinanced or sold. No cash distributions were paid during fiscal year 1995. As previously discussed, the Partnership paid the withholding taxes for the Partners to the taxing authorities in connection with the gain reported on the foreclosure of The Corners. This was recorded as a distribution in 1993 and paid in the second quarter of fiscal 1994. Subsequent to October 31, 1995, distributions of $1,000,000 were declared and paid. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.


Item 7.  Financial Statements


SHELTER PROPERTIES IV LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS




      Report of Independent Auditors

      Consolidated Balance Sheet--October 31, 1995

      Consolidated Statements of Operations--Years ended October 31, 1995 and
          1994

      Consolidated Statements of Changes in Partners' Capital--Years ended October 31, 1995 and 1994

      Consolidated Statements of Cash Flows--Years ended October 31, 1995 and
          1994

      Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties IV Limited Partnership

We have audited the accompanying balance sheet of Shelter Properties IV Limited Partnership as of October 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended October 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties IV Limited Partnership as of October 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
December 3, 1995

                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1995


 Assets
   Cash:
      Unrestricted                                               $   886,421
      Restricted--tenant security deposits                           237,450
   Investments (Note B)                                            1,878,374
   Accounts receivable                                                22,870
   Escrow for taxes                                                  717,134
   Restricted escrows                                              1,634,367
   Other assets                                                      628,815
   Investment properties (Notes C & F):
      Land                                       $  3,442,097
      Buildings and related personal property      54,650,077
                                                   58,092,174
      Less accumulated depreciation               (28,573,754)    29,518,420

                                                                 $35,523,851

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                              $   467,980
   Tenant security deposits                                          237,898
   Accrued taxes                                                     600,973
   Other liabilities                                                 322,249
   Mortgage notes payable (Note C)                                25,069,172

 Partners' Capital

   General partners                              $      3,892
   Limited partners (50,000 units
      issued and outstanding)                       8,821,687      8,825,579

                                                                 $35,523,851

           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended October 31,
                                                      1995           1994
 Revenues:
     Rental income                                $ 9,832,916     $9,396,753
     Other income                                     606,347        515,949
        Total revenues                             10,439,263      9,912,702

 Expenses:
     Operating                                      2,931,394      2,908,492
     General and administrative                       520,939        247,475
     Property management fees                         513,750        486,071
  Maintenance                                       2,276,000      1,545,898
  Depreciation                                      1,756,474      1,702,624
  Interest                                          2,301,128      2,337,731
  Property taxes                                      713,340        618,235
        Total expenses                             11,013,025      9,846,526

 Loss on disposal of property                              --         (4,587)

        Net (loss) income (Note D)                $  (573,762)    $   61,589

 Net (loss) income allocated to general
  partners (1%)                                   $    (5,738)    $      616
 Net (loss) income allocated to limited
  partners (99%)                                     (568,024)        60,973

                                                  $  (573,762)    $   61,589

 Net (loss) income per limited partnership unit   $    (11.36)    $     1.22

           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                              Limited
                            Partnership   General    Limited
                                Units    Partners    Partners        Total
 Original capital
    contributions              50,000     $ 2,000    $50,000,000   $50,002,000
 Partners' capital at
    October 31, 1993           50,000     $ 9,014    $ 9,328,738   $ 9,337,752
 Net income for the year
    ended October 31, 1994         --         616         60,973        61,589
 Partners' capital at
    October 31, 1994           50,000       9,630      9,389,711    9,399,341
 Net loss for the year
    ended October 31, 1995         --      (5,738)      (568,024)    (573,762)
 Partners' capital at
    October 31, 1995           50,000     $ 3,892    $ 8,821,687  $ 8,825,579

           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended October 31,
                                                           1995         1994
 Cash flows from operating activities:
    Net (loss) income                                 $  (573,762)  $    61,589
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation                                     1,756,474     1,702,624
       Amortization of discounts and loan costs           259,105       251,073
       Loss on disposition of property                         --         4,587
       Change in accounts:
        Restricted cash                                    (9,493)       (8,147)
        Accounts receivable                                  (901)        3,740
        Escrow for taxes                                  (61,272)      194,870
        Other assets                                       77,613       (48,127)
        Accounts payable                                  188,692      (378,930)
        Tenant security deposit liabilities                 9,941         8,147
        Accrued taxes                                     154,428      (220,271)
        Other liabilities                                 (82,323)       68,623
          Net cash provided by operating activities     1,718,502     1,639,778

 Cash flows from investing activities:
    Property improvements and replacements               (639,237)     (513,367)
    Cash invested in short-term investments            (6,893,682)   (4,282,194)
    Cash received from matured investments              6,022,054     4,242,051
    Deposits to restricted escrows                        (62,613)     (112,554)
    Receipts from restricted escrows                      106,923       215,191
    Insurance proceeds from property damage                    --       121,915
          Net cash used in investing activities        (1,466,555)     (328,958)

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (613,150)     (568,413)
    Partners' distributions                                    --      (105,513)
          Net cash used in financing activities          (613,150)     (673,926)

 Net (decrease) increase in cash                         (361,203)      636,894

 Cash at beginning of period                            1,247,624       610,730
 Cash at end of period                                $   886,421   $ 1,247,624
 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $ 2,043,154   $ 2,087,890


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Accounts payable was adjusted $105,000 at October 31, 1995, for non-cash amounts in connection with property improvements and replacements.

           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements



Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties IV Limited Partnership ( the Partnership or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2022. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983. The Partnership operates three apartment properties located in the Southeast.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.9% owned partnership. All significant interpartnership balances have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partners. In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash from (used by) operations, as defined in the partnership agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          1995           1994
 Net cash provided by operating activities            $1,718,502     $ 1,639,778
    Property improvements and replacements              (639,237)       (513,367)
    Payments on mortgage notes payable                  (613,150)       (568,413)
    Changes in reserves for net operating
       liabilities                                      (276,685)        380,095
    Changes in restricted escrows, net                    44,310         102,637
    Insurance proceeds from casualty                          --         121,915
    Additional operating reserves                             --      (1,165,000)

       Net cash from (used by) operations             $  233,740     $    (2,355)

The General Partner believed it to be in the best interest of the Partnership to reserve an additional $1,165,000 at October 31, 1994 to fund continuing capital improvements at the three properties.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Subsequent to October 31, 1995, cash distributions of $1,000,000 were declared and paid.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net (loss) income as shown in the statements of operations and changes in partners' capital for 1995 and 1994 were allocated 99% to the limited partners and 1% to the general partners. Net (loss) income per limited partnership unit for each such year was computed as 99% of net income divided by 50,000 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1995 and 1994 were $(276,685) and $380,095 respectively, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, other assets, escrow for taxes, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

         Capital Improvement Account - At the time of the refinancing in 1992, $865,800 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. All capital improvements were complete as of October 31, 1995, and all excess funds were returned for property operations.

         Reserve Account - In addition to the Capital Improvement Reserve, a general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $1,620,000 in total. The balance at October 31, 1995, is $1,634,232, which includes interest.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987 and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Present Value discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash:  The Partnership considers only unrestricted cash to be cash.
Certificates of deposit and repurchase agreements are considered to be investments. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash--Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser.
The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended October 31, 1995, no adjustments for the impairment of value were recorded.

As of October 31, 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Reclassification: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investments

Investments, stated at cost, consist of the following at October 31, 1995:


                            Interest      Face                    Maturity
                              Rate        Amount        Cost        Date


 Certificate of Deposit        5.30%   $  101,290   $  100,830     11/27/95
   First Union
 Ford Motor Credit Corp.       5.50%      502,000      499,741     11/30/95
   Commercial Paper
 First Union Master Note       5.25%      992,913      988,444    On Demand
   Commercial Paper
 Certificate of Deposit        5.30%       84,100       83,000     11/09/95
   First Union
 Certificate of Deposit        5.30%       25,221       25,000     11/10/95
   First Union
 Certificate of Deposit        5.30%      101,346      100,900     11/10/95
   First Union
 Fidelity Institutional
   Money Market Fund           5.73%       75,235       75,000    On Demand
   Commercial Paper
                                       $1,882,105    1,872,915

 Accrued Interest                                        5,459

                                                    $1,878,374

Note B - Investments - continued

The Partnership's investments are classified as held-to-maturity. The Corporate General Partner believes the market value of the investments is approximately the same as the cost.


Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal     Monthly                         Principal
                         Balance At    Payment     Stated               Balance
                        October 31,   Including   Interest  Maturity    Due At
 Property                   1995      Interest      Rate      Date     Maturity
 Quail Run
  1st Mortgage          $ 6,041,004    $ 50,770     7.60%   11/15/02  $ 4,659,312
  2nd Mortgage              198,947       1,260     7.60%   11/15/02      198,947

 Baymeadows
  1st Mortgage           14,980,140     125,896     7.60%   11/15/02   11,553,964
  2nd Mortgage              493,337       3,124     7.60%   11/15/02      493,337

 Countrywood Village
  1st Mortgage            4,680,078      39,332     7.60%   11/15/02    3,609,707
  2nd Mortgage              154,128         976     7.60%   11/15/02      154,128

                         26,547,634
 Less unamortized
  present value
  discounts              (1,478,462)

                        $25,069,172


The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to $1,963,734 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997, thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.



Note C - Mortgage Notes Payable - continued

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1995, are as follows:

               1996                           $   661,407
               1997                               713,462
               1998                               769,615
               1999                               830,187
               2000                               895,526
         Thereafter                            22,677,437
                                              $26,547,634

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss):

                                                    1995           1994

 Net (loss) income as reported                  $  (573,762)   $    61,589
 Add (deduct):
   Amortization of present value discounts          (22,354)       (30,388)
   Depreciation differences                      (1,484,765)    (1,505,233)
   Change in prepaid rental                         (68,789)        72,947
   Accrued expenses                                  (2,530)        (2,150)
   Accrued legal expenses                            99,635             --
   Other                                                 17          4,444
 Federal taxable loss                           $(2,052,548)   $(1,398,791)
 Federal taxable loss per limited
     partnership unit                           $    (40.64)   $    (27.70)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


     Net assets as reported                        $  8,825,579
     Land and buildings                               9,101,529
     Accumulated depreciation                       (26,273,688)
     Syndication                                      6,293,245
     Other                                              160,693
     Net liabilities - tax basis                   $ (1,892,642)


Note E - Transactions with Affiliated Parties

The partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1995 and 1994 are:



                                                       1995          1994

    Property management fees                         $513,750      $486,071
    Data processing services                           46,160        46,392
    Marketing services                                  1,060         1,830
    Reimbursement for services of affiliates          126,875       104,965


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


Note F - Real Estate and Accumulated Depreciation

Investment Properties

                                                    Initial Cost
                                                    To Partnership

                                                            Buildings        Cost
                                                           and Related    Capitalized
                                                             Personal    Subsequent to
 Description                    Encumbrances      Land       Property     Acquisition
 Baymeadows
   Jacksonville, Florida        $15,473,477   $1,883,435   $26,916,469   $3,379,509

 Quail Run
   Columbia, South Carolina       6,239,951      875,334    10,642,222    1,379,377

 Countrywood Village
   Raleigh, North Carolina        4,834,206      683,328    10,710,846    1,621,654

     Totals                     $26,547,634   $3,442,097   $48,269,537   $6,380,540



Note F - Real Estate and Accumulated Depreciation - continued

                             Gross Amount At Which Carried
                                   At October 31, 1995

                                       Buildings
                                       And Related
                                       Personal                     Accumulated    Date of      Date     Depreciable
   Description              Land        Property        Total       Depreciation Construction Acquired    Life-Years
Baymeadows
 Jacksonville, Florida   $1,883,435    $30,295,978   $32,179,413   $15,925,364   1969-1975    09/30/82      5-36

Quail Run
 Columbia, South            875,334     12,021,599    12,896,933     5,670,015   1970-1973    01/03/83      5-34

Countrywood Village
 Raleigh, North             683,328     12,332,500    13,015,828     6,978,375    1973-1974   03/31/83      5-30

      Totals             $3,442,097    $54,650,077   $58,092,174   $28,573,754


Reconciliation of  Real Estate and Accumulated Depreciation :

                                               Years Ended October 31,
                                                1995            1994
 Real Estate
 Balance at beginning of year               $57,347,937     $56,856,368
     Property improvements                      744,237         513,367
     Disposals of property                           --         (21,798)
 Balance at End of Year                     $58,092,174     $57,347,937

 Accumulated Depreciation
 Balance at beginning of year               $26,817,280     $25,131,867
     Additions charged to expense             1,756,474       1,702,624
     Disposals of property                           --         (17,211)
 Balance at end of year                     $28,573,754     $26,817,280


The aggregate cost of the real estate for Federal income tax purposes at October 31, 1995 and 1994 is $67,193,702 and $66,449,468, respectively. The accumulated depreciation taken for Federal income tax purposes at October 31, 1995 and 1994 is $54,847,442 and $51,606,206, respectively.


Note G - Contingencies

Discrimination Claim: The Secretary of Housing and Urban Development ("HUD") issued an administrative Reasonable Cause Determination which found that a former tenant of Baymeadows Apartments in Jacksonville, Florida had been discriminated against on the basis of race in violation of the Fair Housing Act. Specifically, HUD found that the tenant was discriminated against because of her race when she did not get new carpet, a new oven and new dishwasher and when her lease was not renewed. HUD's administrative investigation and Reasonable Cause Determination names Insignia Management Corporation and U.S. Shelter IV L.P. along with several current and former employees of each, as respondents. The case proceeded to a civil complaint filed by the Department of Justice in the United States District Court for the Middle District of Florida. At this time, the outcome of this case is uncertain. Accordingly, no estimate of its impact on the Partnership's liquidity can be determined at this time. Management believes that this claim is not meritorious and intends to defend this claim vigorously. There can be no assurance, however, that this claim will not have a material adverse effect upon the business, financial condition or operations of the Partnership.

Tender Offer Litigation: The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 11,050 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.



Note G - Contingencies - continued

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $100,000 as its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

    The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

    Individual General Partner - N. Barton Tuck, Jr., age 57, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

    Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty IV Corporation are set forth below. There are no family relationships between or among any officers or directors.

Name                                  Age         Position

William H. Jarrard, Jr.               49          President and Director

Ronald Uretta                         39          Vice President and Treasurer

John K. Lines, Esq.                   36          Vice President and Secretary

Kelley M. Buechler                    38          Assistant Secretary


     Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In August 1994, Mr. Lines became Vice President and Secretary.

     William H. Jarrard, Jr. has been President of the Corporate General Partner since August 1994 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in similar capacities for U.S. Shelter.

     Ronald Uretta has been Insignia's Chief Financial Officer, Secretary, and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

     John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.  Executive Compensation

     Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1995.

                                          Number
 Entity                                  of Units           Percentage

 SP IV Acquisition, LLC                    11,050              22.10%
 High River Limited Partnership             4,263               8.53%

     No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

Item 12.  Certain Relationships and Related Transactions

     The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended October 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

     The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended October 31, 1995, Insignia Management Group, L.P. received $513,750 in fees for property management.

Item 13.  Exhibits and Reports on Form 8-K

     (a)    Exhibits:
            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)    Reports on Form 8-K filed in the fourth quarter of fiscal year
            1995:
            None.

                                   SIGNATURES







     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner



                                    By:   /s/William H. Jarrard, Jr.
                                          William H. Jarrard, Jr.
                                          President



                                    Date:  January 29, 1996




      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





/s/William H. Jarrard, Jr.                     Date  January 29, 1996
William H. Jarrard, Jr.
President and Director



/s/Ronald Uretta                               Date  January 29, 1996
Ronald Uretta
Treasurer
(Principal Financial Officer
and Principal Accounting Officer)



                                  EXHIBIT INDEX

Exhibit


3  See Exhibit 4(a)

4  (a)   Amended and Restated Certificate and Agreement of Limited Partnership
         [included as Exhibit A to the Prospectus of Registrant dated June 8, 1982 contained in Amendment No. 1 to Registration Statement No. 2-77217, of Registrant filed June 8, 1982 (the "Prospectus") and incorporated herein by reference].

   (b) Subscription Agreement and Signature Page [included as Exhibit 8 to the Prospectus and incorporated herein by reference].

10(i)    Contracts related to acquisition of properties:

   (a) Real Estate Sales Agreement dated May 5, 1982, First Modification to Real Estate Sales Agreement dated June 18, 1982 (filed as Exhibit 12(B) to Amendment No. 1 to Registration Statement No. 2-77217 of Registrant filed June 8, 1982 and incorporated herein by reference) and Second Modification to Real Estate Sales Agreement dated September 30, 1982 between Baymeadows Associates and U.S. Shelter Corporation to purchase Baymeadows Apartments (Filed as Exhibit 10(a) to Form 10-K of Registrant dated January 26, 1983 and incorporated herein by reference).

   (b) Agreement for Purchase and Sale dated May 14, 1982 between Lincoln Spartanburg Corners Associates and U.S. Shelter Corporation to purchase The Corners Apartments. (Filed as Exhibit 12(A) to Amendment No. 1 to Registration Statement, No. 2-77217, of Registrant filed June 8, 1982 and incorporated herein by reference).

   (c) Real Estate Purchase Agreement dated October 11, 1982 and Second Addendum to Real Estate Purchase Agreement dated December 10, 1982 between Rushcreek Village Apartments, Ltd. and U.S. Shelter Corporation to purchase Rushcreek Village Apartments. (Filed as Exhibit 10(a) to Form 8-K of Registrant dated December 15, 1982 and incorporated herein by reference).

   (d) Real Estate Purchase Agreement dated December 3, 1982 between Quail Run Apartments, a Limited Partnership and Percival Partnership and U.S. Shelter Corporation to purchase Quail Run Apartments. (Filed as
         Exhibit 10(b) to Form 8-K of Registrant dated December 15, 1982 and incorporated herein by reference).

   (e) Real Estate Purchase Agreement dated March 13, 1983 between Europco Management Company of America, Inc. and U.S. Shelter Corporation to purchase Countrywood Village Apartments. (Filed as Exhibit 10 to Form 8-K of Registrant dated March 31, 1983 and incorporated herein by reference).

(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.) [Filed with Amendment No. 1 of Registration Statement No. 2-77217 of Registrant filed June 8, 1982 and incorporated herein by reference].

                                  EXHIBIT INDEX

Exhibit

(iii)    Contracts related to refinancing of debt:

   (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village.*

   (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village.*

   (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village.*

   (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village. *

   (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows, Quail Run and Countrywood Village.

   (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows, Quail Run and Countrywood Village.*

         *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

22       Subsidiaries of the Registrant.

27       Financial Data Schedule.

28 (a) Prospectus of Registrant dated June 8, 1982 (included in Registration Statement No. 2-77217 of Registrant and incorporated herein by reference).

   (b) Agreement of Limited Partnership for Quail Run IV Limited Partnership between Shelter IV GP Limited Partnership and Shelter Properties IV Limited Partnership entered into on February 12, 1992. (Filed as
         Exhibit 28 to Form 10-QSB - Quarterly or Transitional Report filed June 11, 1993 and incorporated herein by reference.)