Form 10QSB
period 1996-01-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-03-12
CIK 702174

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-10884


                SHELTER PROPERTIES IV LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                January 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                              $ 1,651,303
       Restricted--tenant security deposits                          246,370
    Accounts receivable                                               26,941
    Escrow for taxes                                                 203,505
    Restricted escrows                                             1,643,593
    Other assets                                                     608,075
    Investment properties:
       Land                                      $  3,442,097
       Buildings and related personal property     54,872,023
                                                   58,314,120
       Less accumulated depreciation              (28,982,974)    29,331,146

                                                                 $33,710,933

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                             $   228,485
    Tenant security deposits                                         250,965
    Accrued taxes                                                     62,651
    Other liabilities                                                272,279
    Mortgage notes payable                                        24,953,269

 Partners' Capital
    General partners                             $     (4,931)
    Limited partners (50,000 units
       issued and outstanding)                      7,948,215      7,943,284

                                                                 $33,710,933


           See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended January 31,
                                                   1996             1995
 Revenues:
    Rental income                               $2,531,197        $2,388,648
    Other income                                   147,677           127,295
       Total revenues                            2,678,874         2,515,943
 Expenses:
    Operating                                      694,209           695,540
    General and administrative                      89,716            69,704
    Property management fees                       132,757           123,898
    Maintenance                                    446,174           717,980
    Depreciation                                   445,765           426,153
    Interest                                       569,444           579,131
    Property taxes                                 183,104           169,583
       Total expenses                            2,561,169         2,781,989

 Net income (loss)                              $  117,705        $ (266,046)

 Net income (loss) allocated
    to general partners (1%)                    $    1,177        $   (2,660)
 Net income (loss) allocated
    to limited partners (99%)                      116,528          (263,386)
                                                $  117,705        $ (266,046)
 Net income (loss) per limited
    partnership unit                            $     2.33        $    (5.27)

           See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners        Total
 Original capital contributions     50,000     $  2,000    $50,000,000    $50,002,000

 Partners' capital at
  October 31, 1995                  50,000     $  3,892    $ 8,821,687    $ 8,825,579

 Net income for the three
  months ended January 31, 1996         --        1,177        116,528        117,705

 Partners' distributions                --      (10,000)      (990,000)    (1,000,000)

 Partners' capital at
    January 31, 1996                50,000     $ (4,931)   $ 7,948,215    $ 7,943,284

           See Accompanying Notes to Consolidated Financial Statements


d)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended January 31,
                                                            1996              1995
 Cash flows from operating activities:
    Net income (loss)                                    $ 117,705        $  (266,046)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                        445,765            426,153
       Amortization of discounts and loan costs             66,052             64,015
       Change in accounts:
        Restricted cash                                     (8,920)            (1,288)
        Accounts receivable                                 (4,071)           (14,110)
        Escrows for taxes                                  513,629            381,462
        Other assets                                          (396)            20,746
        Accounts payable                                  (239,495)           149,373
        Tenant security deposit liabilities                 13,067              8,865
        Accrued taxes                                     (538,322)          (389,330)
        Other liabilities                                  (45,143)           (46,665)
          Net cash provided by operating activities        319,871            333,175

 Cash flows from investing activities:
    Property improvements and replacements                (263,318)          (154,597)
    Deposits to restricted escrows                         (16,361)           (22,712)
    Receipts from restricted escrows                         7,000             10,376
          Net cash used in investing activities           (272,679)          (166,933)

 Cash flows from financing activities:
    Partners' distributions                            $(1,000,000)       $        --
    Payments on mortgage notes payable                    (160,684)          (148,960)
          Net cash used in financing activities         (1,160,684)          (148,960)

 Net (decrease) increase in cash                        (1,113,492)            17,282

 Cash at beginning of period                             2,764,795          2,254,370

 Cash at end of period                                 $ 1,651,303        $ 2,271,652
 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $   503,392        $   555,116


           See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1995.

Cash and Cash Equivalents:

      Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

      Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                 For the Three Months Ended
                                                         January 31,
                                                    1996             1995

 Net cash provided by operating activities       $ 319,871        $ 333,175
    Payments on mortgage notes payable            (160,684)        (148,960)
    Property improvements and replacements        (263,318)        (154,597)
    Change in restricted escrows, net               (9,361)         (12,336)
    Changes in reserves for net operating
     liabilities                                   314,478         (109,052)
    Additional reserves                           (200,986)              --

     Net cash used in operations                 $      --        $ (91,770)


   The Corporate General Partner reserved $200,986 on January 31, 1996, to fund capital improvements and repairs at the property.

Note C   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1996 and 1995:


                                                 For the Three Months Ended
                                                         January 31,
                                                    1996               1995

 Property management fees                       $132,757            $123,898

 Reimbursement for services of affiliates         30,155              35,855


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended January 31, 1996 and 1995:

                                                       Average
                                                      Occupancy

 Property                                         1996         1995

 Baymeadows Apartments
    Jacksonville, Florida                          96%          94%
 Quail Run Apartments
    Columbia, South Carolina                       96%          95%
 Countrywood Village Apartments
    Raleigh, North Carolina                        96%          94%

   The Partnership's net income as shown in the financial statements for the three months ended January 31, 1996, was $117,705 versus a net loss of $266,046 for the corresponding period in 1995. The increase in net income is primarily attributable to a decrease in maintenance expense resulting from prior year painting, exterior renovations, and interior building improvements at Baymeadows and Countrywood, which were performed throughout 1995 and completed in the fourth quarter. General and administrative expenses increased as a result of higher legal expenses in the first quarter of 1996 due to additional legal costs related to an outstanding discrimination case as disclosed in the 10-KSB for the year ended October 31, 1995. Rental revenue increased due to higher occupancy and periodic rental rate increases at Baymeadows, Quail Run, and Countrywood. Other income also increased due to additional tenant charges and increased revenue at Baymeadows' ancillary operations. Offsetting the increase in net income was an increase in real estate taxes due to a property assessment increase at Baymeadows.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

   At January 31, 1996, the Partnership reported unrestricted cash of $1,651,303 versus $2,271,652 at January 31, 1995. Net cash provided by operating activities decreased primarily due to the decrease in accounts payable resulting from the payment of property improvements in 1996 for services rendered during fiscal year 1995. Offsetting this decrease was the increase in net income described above. Net cash used in investing activities increased primarily due to an increase in property improvements in the three months ended January 31, 1996, over the same period in 1995. Finally, the statement of cash flows includes an increase in cash used in financing activities resulting primarily from a $1,000,000 distribution from operations paid to the partners in the first quarter of 1996.

   Capital improvement projects for the next quarter include five roof replacements at Baymeadows which will be paid for from property operations. The Partnership has no other material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,953,269, net of discount, is amortized over 257 months with a balloon payment of $20,669,395 due on November 15, 2002, at which time the properties will either by refinanced or sold. Cash distributions of $1,000,000 were made in the first quarter of 1996. These distribution were made from property cash flow. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.




                        PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K filed in the quarter ended January 31, 1996:

         None.




                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                                   By: Shelter Realty IV Corporation
                                       Corporate General Partner



                                   By:/s/ William H. Jarrard, Jr.
                                      William H. Jarrard, Jr.
                                      President and Director




                                   By:/s/ Ronald Uretta
                                      Ronald Uretta
                                      Treasurer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)



                                   Date:  March 12, 1996