Form 10QSB
period 1996-04-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-06-03
CIK 702174

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

                  For the quarterly period ended April 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 April 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                             $ 1,836,980
       Restricted--tenant security deposits                         263,604
    Accounts receivable                                              25,380
    Escrow for taxes                                                408,458
    Restricted escrows                                            1,663,621
    Other assets                                                    593,830
    Investment properties:
       Land                                      $ 3,442,097
       Buildings and related personal property    55,148,670
                                                  58,590,767
       Less accumulated depreciation             (29,441,085)    29,149,682
                                                                $33,941,555

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                            $   212,824
    Tenant security deposits                                        265,029
    Accrued taxes                                                   250,594
    Other liabilities                                               281,316
    Mortgage notes payable                                       24,834,810

 Partners' Capital (Deficit)
    General partners                             $    (3,394)
    Limited partners (50,000 units
       issued and outstanding)                     8,100,376      8,096,982
                                                                $33,941,555


           See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended          Six Months Ended
                                          April 30,                   April 30,
                                     1996           1995         1996          1995
 Revenues:
    Rental income                $2,573,926     $2,443,129   $5,105,123    $4,831,777
    Other income                    156,226        149,118      303,903       276,413
       Total revenues             2,730,152      2,592,247    5,409,026     5,108,190

 Expenses:
    Operating                       833,370        841,350    1,660,336     1,660,788
    General and administrative       91,032         84,129      180,748       153,833
    Maintenance                     441,636        564,615      887,810     1,282,595
    Depreciation                    458,112        435,548      903,877       861,701
    Interest                        564,482        576,789    1,133,926     1,155,920
    Property taxes                  187,822        171,742      370,926       341,325
       Total expenses             2,576,454      2,674,173    5,137,623     5,456,162

       Net income (loss)         $  153,698     $  (81,926)  $  271,403    $ (347,972)

 Net income (loss) allocated
    to general partners (1%)     $    1,537     $     (819)  $    2,714    $   (3,480)

 Net income (loss) allocated
    to limited partners (99%)       152,161        (81,107)     268,689      (344,492)

                                 $  153,698     $  (81,926)  $  271,403    $ (347,972)

 Net income (loss) per limited
    partnership unit             $     3.04     $    (1.62)  $     5.37    $    (6.89)


           See Accompanying Notes to Consolidated Financial Statements

c)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)



                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total
 Original capital contributions     50,000     $   2,000    $50,000,000     $50,002,000

 Partners' capital (deficit)
    at October 31, 1995             50,000     $   3,892    $ 8,821,687     $ 8,825,579

 Net income for the six months
    ended April 30, 1996                           2,714        268,689         271,403

 Distributions                                   (10,000)      (990,000)     (1,000,000)

 Partners' capital (deficit)
    at April 30, 1996               50,000     $  (3,394)   $ 8,100,376     $ 8,096,982

           See Accompanying Notes to Consolidated Financial Statements

d)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended April 30,
                                                              1996             1995
 Cash flows from operating activities:
    Net income (loss)                                     $   271,403      $  (347,972)
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                           903,877          861,701
       Amortization of discounts and loan costs               132,621          128,537
       Change in accounts:
        Restricted cash                                       (26,154)         (10,013)
        Accounts receivable                                    (2,510)           6,834
        Escrows for taxes                                     308,675          348,498
        Other assets                                           (7,424)          20,746
        Accounts payable                                     (255,156)          77,335
        Tenant security deposit liabilities                    27,131           14,920
        Accrued taxes                                        (350,379)        (217,587)
        Other liabilities                                     (36,104)         (76,990)

          Net cash provided by operating activities           965,980          806,009

 Cash flows from investing activities:
    Property improvements and replacements                   (539,965)        (314,480)
    Deposits to restricted escrows                            (36,389)         (37,011)
    Receipts from restricted escrows                            7,000           47,385
          Net cash used in investing activities              (569,354)        (304,106)

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (324,441)        (300,769)
    Partners' distributions                                (1,000,000)              --
          Net cash used in financing activities            (1,324,441)        (300,769)

 Net (decrease) increase in cash and cash equivalents        (927,815)         201,134

 Cash and cash equivalents at beginning of period           2,764,795        2,254,370
 Cash and cash equivalents at end of period               $ 1,836,980      $ 2,455,504

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $ 1,003,711      $ 1,027,383

           See Accompanying Notes to Consolidated Financial Statements


e)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1995.

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

                                                        Six Months Ended
                                                           April 30,
                                                     1996             1995

 Net cash provided by operating activities         $ 965,980        $ 806,009
   Payments on mortgage notes payable               (324,441)        (300,769)
   Property improvements and replacements           (539,965)        (314,480)
   Change in restricted escrows, net                 (29,389)          10,374
   Changes in reserves for net operating
        liabilities                                  341,921         (163,743)
   Additional reserves                              (415,000)         (50,000)
           Net cash used in operations             $    (894)       $ (12,609)

In 1996 and 1995 the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $415,000 and $50,000, respectively, to fund continuing maintenance and capital improvements at the three properties.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the six months ended April 30, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. Reimbursement for services of affiliates are included in general and administrative expense on the consolidated statement of operations and are reflected in the following table:

                                                  For the Six Months Ended
                                                          April 30,
                                                  1996                1995

 Property management fees                       $267,594            $250,803
 Reimbursement for services of affiliates         98,455              95,152


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

Note D - Contingencies

The Secretary of Housing and Urban Development ("HUD") issued an administrative Reasonable Cause Determination which found that a former tenant of Baymeadows Apartments in Jacksonville, Florida, had been discriminated against on the basis of race in violation of the Fair Housing Act. Specifically, HUD found that the tenant was discriminated against because of her race when she did not get new carpet, a new oven and new dishwasher and when her lease was not renewed. HUD's administrative investigation and Reasonable Cause Determination names Insignia Management Corporation and Shelter Realty IV Corporation, along with several current and former employees of each, as respondents. The case proceeded to a civil complaint filed by the Department of Justice in the United States District Court for the Middle District of Florida. At this time, the outcome of this case is uncertain. Management believes that this claim is not meritorious and intends to defend this claim vigorously. There can be no assurance, however, that this claim will not have a material adverse effect upon the business, financial condition or operations of the Partnership.

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers; the true value of the interest; the true financial condition of the partnerships; the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future; the liquidity and true value of the limited partner interests; the reasons for the limited secondary market for limited partner interests; and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which approximately $1,254,175 is Shelter Properties IV's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms set forth above or otherwise.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended April 30, 1996 and 1995:

                                                     Average
                                                    Occupancy
Property
                                                1996           1995
Baymeadows Apartments
   Jacksonville, Florida                         97%            95%

Countrywood Village Apartments
   Raleigh, North Carolina                       95%            95%

Quail Run Apartments
   Columbia, South Carolina                      96%            95%

Results of Operations

The Partnership's net income for the six months ended April 30, 1996, was $271,403 as compared to a net loss of $347,972 for the corresponding period in 1995. The Partnership recorded net income of $153,698 for the three months ended April 30, 1996, as compared to a net loss of $81,926 for the corresponding period in 1995. The increase in net income for the three and six month periods ended April 30, 1996, is primarily attributable to an increase in rental income which resulted from increased occupancy and an increase in rental rates. Also contributing to the increase in net income is a decrease in maintenance expense resulting from painting, exterior renovations, and interior building improvements at Baymeadows and Countrywood Village which were performed throughout 1995 and completed in the fourth quarter of 1995. Partially offsetting these items is an increase in general and administrative expenses which resulted from an increase in legal costs related to an outstanding discrimination case as disclosed in "Note D."

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

Liquidity and Capital Resources

At April 30, 1996, the Partnership had unrestricted cash of $1,836,980 as compared to $2,455,504 at April 30, 1995. Net cash provided by operating activities increased primarily due to the increase in net income described above. Offsetting this increase was the decrease in accounts payable and accrued taxes. The decrease in accounts payable resulted from the payment of property improvements in 1996 for services rendered during the fiscal year 1995. The decrease in accrued taxes resulted from the timing of payments to the taxing authorities. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements during the six months ended April 30, 1996, over the same period in 1995. Finally, the statement of cash flows includes an increase in net cash used in financing activities resulting primarily from a $1,000,000 distribution from net cash from operations paid to the partners in the first quarter of 1996.

Capital improvement projects for the next quarter include exterior renovations and painting at Baymeadows and Quail Run which will be funded from property operations. The Partnership has no other material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or from partnership reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtness of $24,834,810, net of discount, is amortized over 257 months with balloon payments of $20,669,395 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of $1,000,000 were made during the six months ended April 30, 1996. These distributions were made from net cash from operations. No distributions were made during the six months ended April 30, 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K filed during the quarter ended April 30, 1996:

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



                                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                                   By: Shelter Realty IV Corporation
                                       Corporate General Partner



                                   By:/s/ William H. Jarrard, Jr.
                                      William H. Jarrard, Jr.
                                      President and Director




                                   By:/s/ Ronald Uretta
                                      Ronald Uretta
                                      Principal Financial Officer
                                      and Principal Accounting Officer



                                   Date: June 3, 1996