Form 10QSB
period 1996-07-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-09-11
CIK 702174

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

                  For the quarterly period ended July 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-10884


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         South Carolina                              57-0721760
                                       1
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
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

                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                          July 31, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                            $ 1,938,749
     Restricted--tenant security deposits                        267,920
  Accounts receivable                                             27,258
  Escrow for taxes                                               615,667
  Restricted escrows                                           1,685,968
  Other assets                                                   593,303
  Investment properties:
     Land                                     $ 3,442,097
     Buildings and related personal property   55,343,189
                                               58,785,286
     Less accumulated depreciation            (29,905,475)    28,879,811

                                                             $34,008,676

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                           $    59,754
  Tenant security deposits                                       268,946
  Accrued taxes                                                  438,539
  Other liabilities                                              362,962
  Mortgage notes payable                                      24,713,737

Partners' Capital (Deficit)

  General partners                            $    (2,717)
  Limited partners (50,000 units
     issued and outstanding)                    8,167,455      8,164,738

                                                             $34,008,676




   See Accompanying Notes to Consolidated Financial Statements

b)              SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

<captin>
                                    Three Months Ended         Nine Months Ended
                                        July 31,                   July 31,
                                   1996         1995          1996          1995
Revenues:
  Rental income                $2,575,903   $2,492,118    $7,681,026    $7,323,895
  Other income                    157,342      163,242       461,245       439,655
     Total revenues             2,733,245    2,655,360     8,142,271     7,763,550

Expenses:
  Operating                       883,635      885,034     2,543,971     2,545,822
  General and administrative       83,177      177,795       263,925       331,628
  Maintenance                     482,597      454,630     1,370,407     1,737,225
  Depreciation                    464,389      441,731     1,368,266     1,303,432
  Interest                        563,746      574,394     1,697,672     1,730,314
  Property taxes                  187,945      164,819       558,871       506,144
     Total expenses             2,665,489    2,698,403     7,803,112     8,154,565

     Net income (loss)         $   67,756   $  (43,043)   $  339,159    $ (391,015)

Net income (loss) allocated
  to general partners (1%)     $      677   $     (430)   $    3,391    $   (3,910)
Net income (loss) allocated
  to limited partners (99%)        67,079      (42,613)      335,768      (387,105)

                               $   67,756   $  (43,043)   $  339,159    $ (391,015)

Net income (loss) per limited
  partnership unit             $     1.34   $     (.85)   $     6.71    $    (7.74)

       See Accompanying Notes to Consolidated Financial Statements


c)               SHELTER PROPERTIES IV LIMITED PARTNERSHIP

    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                              (Unaudited)

                                  Limited
                                Partnership   General     Limited
                                   Units      Partners    Partners       Total

Original capital contributions    50,000     $  2,000   $50,000,000   $50,002,000

Partners' capital (deficit)
 at October 31, 1995              50,000     $  3,892   $ 8,821,687   $ 8,825,579

Net income for the nine months
 ended July 31, 1996                            3,391       335,768       339,159

Distributions                                 (10,000)     (990,000)   (1,000,000)

Partners' capital (deficit)
 at July 31, 1996                 50,000     $ (2,717)  $ 8,167,455   $ 8,164,738

      See Accompanying Notes to Consolidated Financial Statements

d)              SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                          Nine Months Ended
                                                               July 31,
                                                           1996         1995

Cash flows from operating activities:
  Net income (loss)                                   $  339,159   $  (391,015)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                      1,368,266     1,303,432
     Amortization of discounts and loan costs            199,707       193,566
     Change in accounts:
       Restricted cash                                   (30,470)      (13,768)
       Accounts receivable                                (4,388)       (4,721)
       Escrows for taxes                                 101,467       143,956
       Other assets                                      (28,167)       77,585
       Accounts payable                                 (408,226)      107,438
       Tenant security deposit liabilities                31,048        17,055
       Accrued taxes                                    (162,434)      (52,768)
       Other liabilities                                  45,540       (70,379)

          Net cash provided by operating activities    1,451,502     1,310,381

Cash flows from investing activities:
  Property improvements and replacements                (734,484)     (453,590)
  Deposits to restricted escrows                         (58,736)      (51,840)
  Receipts from restricted escrows                         7,000        93,258

          Net cash used in investing activities         (786,220)     (412,172)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (491,328)     (455,480)
  Partners' distributions                             (1,000,000)           --

          Net cash used in financing activities       (1,491,328)     (455,480)

Net (decrease) increase in cash and cash equivalents    (826,046)      442,729

Cash and cash equivalents at beginning of period       2,764,795     2,254,370

Cash and cash equivalents at end of period            $1,938,749   $ 2,697,099

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $1,500,899   $ 1,536,748



       See Accompanying Notes to Consolidated Financial Statements

e)           SHELTER PROPERTIES IV LIMITED PARTNERSHIP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Note A - Basis of Presentation


The accompanying unaudited consolidated financial statements of Shelter Properties IV Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation ("Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1995.


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


                                                     Nine Months Ended
                                                          July 31,
                                                   1996                1995


Net cash provided by operating activities      $1,451,503          $1,310,381
   Payments on mortgage notes payable            (491,329)           (455,480)
   Property improvements and replacements        (734,484)           (453,590)
   Change in restricted escrows, net              (51,736)             41,418
   Changes in reserves for net operating
      liabilities                                 455,629            (204,398)
   Additional reserves                           (630,000)           (250,000)

          Net cash used in operations          $     (417)         $  (11,669)



In 1996 and 1995 the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $630,000 and $250,000 respectively to fund continuing maintenance and capital improvements at the three properties.

Note C - Transactions with Affiliated Parties

The Partnership  has no  employees and  is dependent  on the  Corporate  General
Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the nine months ended July 31, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                            For the Nine Months Ended
                                                     July 31,
                                              1996             1995


Property management fees                   $403,012         $381,121

Reimbursement for services of affiliates    147,421          133,083



Included in "reimbursements for services of affiliates" for 1996 is $6,480 in reimbursements for construction oversight costs.


Note C - Transactions with Affiliated Parties - continued

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships; (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which approximately $1,254,175 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Shelter Properties Partnerships made payments to investors pursuant to the settlement in early September 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended July 31, 1996 and 1995:


                                       Average
                                      Occupancy
                                   1996       1995

Baymeadows Apartments
   Jacksonville, Florida           97%         96%

Countrywood Village Apartments
   Raleigh, North Carolina         95%         95%

Quail Run Apartments
   Columbia, South Carolina        95%         95%

Results of Operations

The Partnership's net income for the nine months ended July 31, 1996, was $339,159 as compared to a net loss of $391,015 for the corresponding period in 1995. The Partnership realized net income of $67,756 for the three months ended July 31, 1996, as compared to a net loss of $43,043 for the corresponding period in 1995. The increase in net income for the nine month period ended July 31, 1996, is attributable to an increase in rental income, a decrease in general and administrative expense and a decrease in maintenance expense. Rental income increased due to an increase in occupancy and an increase in rental rates. General and administrative expense decreased due to decreased legal costs. Legal costs increased in 1995 as the result of legal positioning in the face of lawsuits related to the tender offers. Legal costs incurred due to the lawsuits related to the tender offers have substantially decreased in 1996. This decrease has been slightly offset by an increase in the legal costs related to an ongoing discrimination case as disclosed in the 10-KSB for the year ended October 31, 1995. Maintenance expense decreased as a result of painting, exterior renovations, and interior building improvements at Baymeadows and Countrywood Village which were performed throughout 1995 and completed in the fourth quarter of 1995. Partially offsetting these items was an increase in property tax expense resulting from an increase in the assessed property value of Baymeadows in late 1995.

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


Liquidity and Capital Resources

At July 31, 1996, the Partnership had unrestricted cash of $1,938,749 as compared to $2,697,099 at July 31, 1995. Net cash provided by operating activities increased primarily due to the increase in net income described above. Offsetting this increase was the decrease in accounts payable and accrued taxes. The decrease in accounts payable resulted from the payment of property improvements in 1996 for services rendered during the fiscal year 1995. The decrease in accrued taxes resulted from the timing of payments to the taxing authorities. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements during the nine months ended July 31, 1996, over the same period in 1995. Finally, the statement of cash flows includes an increase in net cash used in financing activities resulting primarily from a $1,000,000 distribution from operations paid to the partners in the first quarter of 1996.

Capital improvement projects for the next quarter include exterior renovations and painting at Baymeadows and roof replacements at Quail Run which will be funded from property operations. The Partnership has no other material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or from partnership reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,713,737, net of discount, is amortized over 257 months with balloon payments of $20,669,395 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of $1,000,000 were made during the nine months ended July 31, 1996. These distributions were made from net cash from operations as defined by the Partnership Agreement. No distributions were made during the nine months ended July 31, 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

                          PART II - OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS


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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships; (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which approximately $1,254,175 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Shelter Properties Partnerships made payments to investors pursuant to the settlement in early September 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K filed during the quarter ended July 31, 1996:

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



                             Date: September 11, 1996