Form 10KSB
period 1996-10-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-01-03
CIK 702174

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended October 31, 1996
                                       or

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

State issuer's revenues for its most recent fiscal year.  $10,910,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of October 31, 1996. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interest, it is the Managing General Partners' belief that such trading would not exceed $25,000,000.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

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

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                                Date of
    Property                    Purchase     Type of Ownership          Use

Baymeadows Apartments           9/30/82     Fee ownership subject to  Apartment
 Jacksonville, Florida                      first and second          904 units
                                            mortgages.

Quail Run Apartments            1/03/83     Fee ownership subject to  Apartment
Columbia, South Carolina                    first and second          332 units
                                            mortgages.

Countrywood Village Apartments  3/31/83     Fee ownership subject to  Apartment
 Raleigh, North Carolina                    first and second          384 units
                                            mortgages.

Schedule of Properties:
   (in thousands)

                       Gross
                     Carrying    Accumulated                              Federal
Property               Value    Depreciation     Rate        Method      Tax Basis
Baymeadows
 Apartments         $ 32,697      $ 16,839     5-36 yrs        S/L        $ 5,498

Quail Run
 Apartments           13,049         6,080     5-34 yrs        S/L          2,128

Countrywood
 Village Apts.        13,292         7,446     5-30 yrs        S/L          2,423

  Total             $ 59,038      $ 30,365                                $10,049

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


                         Principal                                   Principal
                        Balance At   Stated                          Balance
                        October 31, Interest    Period    Maturity    Due At
Property                   1996       Rate     Amortized    Date     Maturity

Baymeadows
 1st Mortgage            $14,595      7.60%       (1)     11/15/02   $11,554
 2nd Mortgage                493      7.60%       (1)     11/15/02       493

Quail Run
 1st Mortgage              5,885      7.60%       (1)     11/15/02     4,659
 2nd Mortgage                199      7.60%       (1)     11/15/02       199

Countrywood Village
 1st Mortgage              4,560      7.60%       (1)     11/15/02     3,610
 2nd Mortgage                154      7.60%       (1)     11/15/02       154
                          25,886
Less unamortized
 discounts                (1,296)

                         $24,590

(1)The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                             Average Annual           Average Annual
                              Rental Rates              Occupancy
Property                   1996         1995         1996         1995

Baymeadows                $6,572       $6,309         96%          96%

Quail Run                  7,182        6,783         95%          96%

Countrywood Village        6,479        6,159         95%          95%

As noted under "Item 1., Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were:

                    1996             1996
                   Billing           Rate
                (in thousands)

Baymeadows          $ 492*           2.08
Quail Run             172*           3.02
Countrywood           103*           1.17

*These properties have a fiscal year end different than the real estate tax year, therefore tax expense does not agree to the 1996 billing.

ITEM 3.  LEGAL PROCEEDINGS

The Secretary of Housing and Urban Development ("HUD") issued an administrative Reasonable Cause Determination which found that a former tenant of Baymeadows Apartments in Jacksonville, Florida had been discriminated against on the basis of race in violation of the Fair Housing Act. Specifically, HUD found that the tenant was discriminated against because of her race when she did not get new carpet, a new oven and new dishwasher and when her lease was not renewed. HUD's administrative investigation and Reasonable Cause Determination names Insignia Management Corporation and Shelter Realty IV Corporation, along with several current and former employees of each, as respondents. The case proceeded to a civil complaint filed by the Department of Justice in the United States District Court for the Middle District of Florida. Although management believes that the claim is not meritorious and has defended the claim vigorously, in November 1996 it reached an agreement to settle the claims asserted and avoid the uncertainty and expense of further litigation. The settlement of the action will not have a materially adverse effect upon the business, financial condition or operations of the Partnership.

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

The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchasers") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchasers acquired 11,050 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by the defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

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

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers of which approximately $1,254,175 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the written order approving the settlement on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchasers made payments to investors pursuant to the settlement in early September 1996.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended October 31, 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of October 31, 1996, there was minimal trading of the Units in the secondary market establishing a high and low value of $300 and $274, respectively, per Unit quoted in the September 1996 Stanger Report. SP IV Acquisition, LLC purchased additional shares during the year ended October 31, 1996. On
May 1, 1996, it purchased 5 units at $250 per unit and on August 1, 1996, it purchased 45 units at $265 per unit. There are 3,721 holders of record owning an aggregate of 49,995 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During the year ended October 31, 1996, distributions of $1,000,000 were paid. Subsequent to October 31, 1996, a distribution of $505,000 was made to the partners. Future distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property. (See "Note A" of the financial statements.)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net income as shown in the consolidated statement of operations for the year ended October 31, 1996, was approximately $246,000 versus a net loss of approximately $574,000 for the same period in 1995 (see "Note C" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The increase in net income for the year ended October 31, 1996, is attributable to an increase in rental income, a decrease in general and administrative expenses and a decrease in maintenance expense. Rental income increased due to an increase in rental rates at all three investment properties. General and administrative expenses decreased due to a decrease in legal costs. The 1995 legal costs resulted from lawsuits related to the tender offers. The decrease in legal expenses in 1996 has been slightly offset by an increase in the legal costs related to an ongoing discrimination case as disclosed in "Item 3., Legal Proceedings." Maintenance expense decreased as a result of painting, exterior renovations, and interior building improvements at Baymeadows and Countrywood Village which were performed throughout 1995 and completed in the fourth quarter of 1995. Partially offsetting these items was an increase in property tax expense resulting from an increase in the assessed property value of Baymeadows in late 1995.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended October 31, 1996, no adjustments for the impairment of value were recorded.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no assurance that the Corporate General Partner will be able to sustain this plan.

Liquidity and Capital Resources

At October 31, 1996, the Partnership had unrestricted cash of approximately $2,291,000 as compared to approximately $2,765,000 at October 31, 1995. Net cash provided by operating activities increased primarily due to the increase in net income described above and an increase in other liabilities. Other liabilities increased primarily as a result of accrued legal and settlement costs associated with the litigation discussed in "Item 3., Legal Proceedings." Offsetting this increase was an increase in escrow for taxes and a decrease in accounts payable. The increase in escrow for taxes resulted from the additional assessment at Baymeadows based on increased property value. The decrease in accounts payable resulted from the payment of property improvements in 1996 for work performed in 1995 and accrued at December 31, 1995. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements for the year ended October 31, 1996, as compared to the year ended October 31, 1995. This increase in property improvements and replacements was partially offset by a decrease in receipts from restricted escrows during the year ended October 31, 1996. Net cash used in financing activities increased as a result of a $1,000,000 distribution made during the year ended October 31, 1996.

The Partnership has budgeted approximately $1.2 million in capital improvements for the three properties in 1997. Budgeted capital improvements at Baymeadows include resurfacing of parking lots and carpet replacement. Budgeted capital improvements at Quail Run include roof replacement and major sewer replacement. Countrywood has budgeted major carpet replacement in 1997. These capital expenditures will be incurred only if cash is available from operations or from partnership reserves mentioned previously.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,590,000, net of discount, is amortized over 257 months with balloon payments of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of $1,000,000 were made during the year ended October 31, 1996. These distributions were made from net cash from operations as defined by the Partnership Agreement. Subsequent to October 31, 1996, a distribution of net cash from operations of $505,000 was made to the partners. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

ITEM 7.  FINANCIAL STATEMENTS

SHELTER PROPERTIES IV LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheet--October 31, 1996

     Consolidated Statements of Operations--Years ended October 31, 1996 and
      1995

     Consolidated Statements of Changes in Partners' Capital--Years ended
      October 31, 1996 and 1995

     Consolidated Statements of Cash Flows--Years ended October 31, 1996 and
      1995

     Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties IV Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties IV Limited Partnership as of October 31, 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties IV Limited Partnership as of October 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
November 26, 1996


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                               October 31, 1996



Assets
  Cash:
     Unrestricted                                              $  2,291
     Restricted--tenant security deposits                           273
  Accounts receivable                                                47
  Escrow for taxes                                                  823
  Restricted escrows                                              1,678
  Other assets                                                      565
  Investment properties (Notes B & E):
     Land                                          $   3,442
     Buildings and related personal property          55,596
                                                      59,038
     Less accumulated depreciation                   (30,365)    28,673

                                                               $ 34,350

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                             $    274
  Tenant security deposits                                          275
  Accrued taxes                                                     642
  Other liabilities                                                 497
  Mortgage notes payable (Note B)                                24,590

Partners' Capital
  General partners                                $      (4)
  Limited partners (49,995 units
     issued and outstanding)                          8,076       8,072

                                                               $ 34,350

         See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                  Years Ended October 31,
                                                    1996          1995
Revenues:
  Rental income                                  $ 10,282      $  9,833
  Other income                                        628           606
     Total revenues                                10,910        10,439

Expenses:
  Operating                                         2,931         2,931
  General and administrative                          390           521
  Property management fees                            540           514
  Maintenance                                       1,937         2,276
  Depreciation                                      1,846         1,757
  Interest                                          2,257         2,301
  Property taxes                                      763           713
     Total expenses                                10,664        11,013

     Net income (loss) (Note C)                  $    246      $   (574)

Net income (loss) allocated to general
  partners (1%)                                  $      2      $     (6)
Net income (loss) allocated to limited
  partners (99%)                                      244          (568)

                                                 $    246      $   (574)

Net income (loss) per limited partnership unit   $   4.86      $ (11.36)


         See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      (in thousands, except for unit data)

                                 Limited
                               Partnership  General        Limited
                                  Units     Partners       Partners      Total
Original capital
   contributions                  50,000    $ 2,000      $50,000,000  $50,002,000

Partners' capital at
  October 31, 1994                49,995    $    10      $     9,390  $     9,400

Net loss for the year
  ended October 31, 1995                         (6)            (568)        (574)

Partners' capital at
   October 31, 1995               49,995          4            8,822        8,826

Net income for the year
  ended October 31, 1996                          2              244          246

Distributions to Partners                       (10)            (990)      (1,000)

Partners' capital at
   October 31, 1996               49,995    $    (4)     $     8,076  $     8,072

        See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended October 31,
                                                          1996        1995

Cash flows from operating activities:
  Net income (loss)                                    $   246      $  (574)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                         1,846        1,757
    Amortization of discounts and loan costs               267          259
    Change in accounts:
      Restricted cash                                      (36)         (10)
      Accounts receivable                                  (24)          (1)
      Escrow for taxes                                    (106)         (61)
      Other assets                                         (21)          77
      Accounts payable                                    (194)         189
      Tenant security deposit liabilities                   37           10
      Accrued taxes                                         41          154
      Other liabilities                                    209          (82)
       Net cash provided by operating activities         2,265        1,718

Cash flows from investing activities:
  Property improvements and replacements                (1,034)        (639)
  Deposits to restricted escrows                           (70)         (63)
  Receipts from restricted escrows                          26          107
    Net cash used in investing activities               (1,078)        (595)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (661)        (613)
  Partners' distributions                               (1,000)          --
       Net cash used in financing activities            (1,661)        (613)

Net (decrease) increase in cash                           (474)         510

Cash at beginning of period                              2,765        2,255
Cash at end of period                                  $ 2,291      $ 2,765
Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,995      $ 2,043

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACITIVITY

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

          See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties IV Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2022. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983. The Partnership operates three apartment properties located in the Southeast.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. All significant interpartnership balances have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partners. In the following notes to financial statements, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash from operations, as defined in the partnership agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                    Years Ended October 31,
                                                       1996          1995
                                                         (in thousands)

Net cash provided by operating activities            $ 2,265       $ 1,718
  Property improvements and replacements              (1,034)         (639)
  Payments on mortgage notes payable                    (661)         (613)
  Changes in reserves for net operating
    liabilities                                           94          (276)
  Changes in restricted escrows, net                     (44)           44
   Additional operating reserves                        (115)           --

    Net cash from operations                         $   505       $   234


The General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $115,000 at October 31, 1996, to fund continuing capital improvements at the three properties.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of $1,000,000 were made during the year ended October 31, 1996. Subsequent to October 31, 1996, a distribution of $505,000 was made to the partners.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (loss) as shown in the statements of operations and changes in partners' capital for 1996 and 1995 were allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit for each such year was computed as 99% of net income (loss) divided by 49,995 units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1996 and 1995 were approximately $94,000 and approximately $(276,000) respectively, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, other assets, escrow for taxes, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrow:

    Reserve Account - A general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $1,620,000 in total. The balance at October 31, 1996, is approximately $1,678,000, which includes interest.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $849,000 less accumulated amortization of approximately $331,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.


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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General
Partner.   No adjustments for the impairment of value were recorded in the years ended October 31, 1996 or 1995.

As of October 31, 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $105,000 and $98,000 for the years ended October 31, 1996 and 1995, respectively.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassification: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (in thousands):

                        Principal      Monthly                                Principal
                       Balance At      Payment      Stated                     Balance
                       October 31,    Including    Interest      Maturity       Due At
Property                  1996        Interest       Rate          Date        Maturity
Baymeadows
 1st Mortgage           $14,595         $ 126          7.60%       11/15/02    $11,554
 2nd Mortgage               493             3          7.60%       11/15/02        493

Quail Run
 1st Mortgage             5,885            51          7.60%       11/15/02      4,659
 2nd Mortgage               199             1          7.60%       11/15/02        199

Countrywood Village
 1st Mortgage             4,560            39          7.60%       11/15/02      3,610
 2nd Mortgage               154             1          7.60%       11/15/02        154

                         25,886         $ 221
Less unamortized
 discounts               (1,296)

                        $24,590

The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $1,964,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes cannot be prepaid prior to November 15, 1997, thereafter, they require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.

The estimated fair values of the Partnership's aggregate debt is approximately $25,886,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1996, are as follows (in thousands):

            1997                            $   713
            1998                                770
            1999                                830
            2000                                896
            2001                                966

          Thereafter                         21,711
                                            $25,886


NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable (loss) (in thousands, except per unit data):


                                                 1996         1995

Net income (loss) as reported                  $   246      $  (574)
Add (deduct):
  Amortization of present value discounts          (14)         (22)
  Depreciation differences                      (1,486)      (1,485)
  Change in prepaid rental                          56          (69)
  Accrued expenses                                  14           (3)
  Accrued legal expenses                            --          100
  Other                                             33           --
Federal taxable loss                           $(1,151)     $(2,053)
Federal taxable loss per limited
    partnership unit                           $(22.79)     $(40.64)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                             $  8,072
    Land and buildings                                    9,189
    Accumulated depreciation                            (27,814)
    Syndication                                           6,293
    Other                                                   217
    Net liabilities - tax basis                        $ (4,043)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1996 and 1995 are (in thousands):

                                                 For The Years Ended
                                                     October 31,
                                                  1996          1995

  Property management fees                       $ 540         $ 514
  Reimbursement for services of affiliates         196           174

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

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties
(in thousands)

                                                   Initial Cost
                                                  To Partnership
                                                           Buildings      Cost
                                                          and Related  Capitalized
                                                           Personal   Subsequent to
Description                    Encumbrances     Land       Property    Acquisition
Baymeadows
  Jacksonville, Florida           $15,088     $ 1,884       $26,916        $ 3,897

Quail Run
  Columbia, South Carolina          6,084         875        10,642          1,532

Countrywood Village
  Raleigh, North Carolina           4,714         683        10,711          1,898

    Totals                        $25,886     $ 3,442       $48,269        $ 7,327


(in thousands)

                    Gross Amount At Which Carried
                           At October 31, 1996
                                      Buildings
                                     And Related
                                       Personal               Accumulated    Date of         Date    Depreciable
Description                  Land      Property      Total    Depreciation  Construction   Acquired   Life-Years

Baymeadows
 Jacksonville, Florida     $ 1,884     $30,813      $32,697   $16,839        1969-1975     09/30/82      5-36

Quail Run
 Columbia, South  Carolina     875      12,174       13,049     6,080        1970-1973     01/03/83      5-34

Countrywood Village
 Raleigh, North Carolina       683      12,609       13,292     7,446        1973-1974     03/31/83      5-30

   Totals                  $ 3,442     $55,596      $59,038   $30,365


Reconciliation of "Real Estate and Accumulated Depreciation":

                                             Years Ended October 31,
                                                1996         1995
                                                 (in thousands)
Real Estate
Balance at beginning of year                  $58,092      $57,348
    Property improvements                       1,034          744
    Disposals of property                         (88)          --
Balance at End of Year                        $59,038      $58,092

Accumulated Depreciation
Balance at beginning of year                  $28,574      $26,817
    Additions charged to expense                1,846        1,757
    Disposals of property                         (55)          --
Balance at end of year                        $30,365      $28,574


The aggregate cost of the real estate for Federal income tax purposes at October 31, 1996 and 1995 is approximately $68,228,000 and approximately $67,194,000, respectively. The accumulated depreciation taken for Federal income tax purposes at October 31, 1996 and 1995 is approximately $58,179,000 and approximately $54,847,000, respectively.

NOTE F - CONTINGENCIES

Discrimination Claim: The Secretary of Housing and Urban Development ("HUD") issued an administrative Reasonable Cause Determination which found that a former tenant of Baymeadows Apartments in Jacksonville, Florida, had been discriminated against on the basis of race in violation of the Fair Housing Act. Specifically, HUD found that the tenant was discriminated against because of her race when she did not get new carpet, a new oven and new dishwasher and when her lease was not renewed. HUD's administrative investigation and Reasonable Cause Determination names Insignia Management Corporation and Shelter Realty IV Corporation, along with several current and former employees of each, as respondents. The case proceeded to a civil complaint filed by the Department of Justice in the United States District Court for the Middle District of Florida. Although Management believes that the claim is not meritorious and has defended the claim vigorously, in November 1996 it reached an agreement to settle the claims asserted and avoid the uncertainty and expense of further litigation.
The settlement of the action will not have a materially adverse effect upon the business, financial condition or operations of the Partnership.

Tender Offer Litigation: The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchasers") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchasers acquired 11,050 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

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

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers of which approximately $1,254,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the written order approving the settlement on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchasers made payments to investors pursuant to the settlement in early September 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty IV Corporation are set forth below. There are no family relationships between or among any officers or directors.

Name                                  Age          Position

William H. Jarrard, Jr.               50           President and Director

Ronald Uretta                         40           Vice President and Treasurer

John K. Lines, Esq.                   37           Vice President and Secretary

Kelley M. Buechler                    39           Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In August 1994, Mr. Lines became Vice President and Secretary.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of MAG.

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

Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U.S. Shelter

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1996.

                                        Number
      Entity                           of Units   Percentage

      SP IV Acquisition, LLC            11,100      22.20%
      High River Limited Partnership     4,263       8.53%


No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended October 31, 1996. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended October 31, 1996, Insignia Management Group, L.P. received approximately $540,000 in fees for property management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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

                             Date:  January 3, 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.                     Date:  January 3, 1997
William H. Jarrard, Jr.
President and Director

/s/Ronald Uretta                               Date:  January 3, 1997
Ronald Uretta
Treasurer
(Principal Financial Officer
and Principal Accounting Officer)

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