Form 10QSB
period 1997-01-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-03-14
CIK 702174

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

               For the quarterly period ended January 31, 1997

                                      or

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in thousands)

                                January 31, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                        $ 1,734
     Restricted--tenant security deposits                                    270
  Accounts receivable                                                         40
  Escrow for taxes                                                           261
  Restricted escrows                                                       1,696
  Other assets                                                               534
  Investment properties:
     Land                                               $  3,442
     Buildings and related personal property              55,791
                                                          59,233
     Less accumulated depreciation                       (30,805)         28,428

                                                                         $32,963

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                       $   192
  Tenant security deposits                                                   270
  Accrued taxes                                                               68
  Other liabilities                                                          243
  Mortgage notes payable                                                  24,464

Partners' Capital
  General partners                                      $     (7)
  Limited partners (49,995 units
     issued and outstanding)                               7,733           7,726

                                                                         $32,963


           See Accompanying Notes to Consolidated Financial Statements

b)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      (in thousands, except per unit data)



                                                 Three Months Ended January 31,
                                                       1997             1996
Revenues:
  Rental income                                      $2,600           $2,531
  Other income                                          164              148
     Total revenues                                   2,764            2,679
Expenses:
  Operating                                             805              827
  General and administrative                             64               90
  Maintenance                                           470              446
  Depreciation                                          468              446
  Interest                                              559              569
  Property taxes                                        200              183
  Loss on disposal of property                           39               --
     Total expenses                                   2,605            2,561

   Net income                                        $  159           $  118

Net income allocated to general partners (1%)        $    2           $    1
Net income allocated to limited partners (99%)          157              117
                                                     $  159           $  118

Net income per limited partnership unit              $ 3.16           $ 2.33


          See Accompanying Notes to Consolidated Financial Statements


c)                     SHELTER PROPERTIES IV LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                       (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total
Original capital contributions       50,000        $  2       $50,000         $50,002

Partners' capital at
 October 31, 1996                    49,995        $ (4)      $ 8,076         $ 8,072

Net income for the three
 months ended January 31, 1997                        2           157             159

Partners' distributions                              (5)         (500)           (505)

Partners' capital at
 at January 31, 1997                 49,995        $ (7)      $ 7,733         $ 7,726

          See Accompanying Notes to Consolidated Financial Statements

d)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                      Three Months Ended January 31,
                                                            1997            1996
Cash flows from operating activities:
  Net income                                              $  159         $   118
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             468             446
    Amortization of discounts and loan costs                  68              66
    Loss on disposition of property                           39              --
    Change in accounts:
      Restricted cash                                          3              (9)
      Accounts receivable                                      7              (4)
      Escrows for taxes                                      562             513
      Other assets                                            10              --
      Accounts payable                                       (82)           (240)
      Tenant security deposit liabilities                     (5)             13
      Accrued taxes                                         (574)           (538)
      Other liabilities                                     (255)            (45)
       Net cash provided by operating activities             400             320

Cash flows from investing activities:
  Property improvements and replacements                    (261)           (263)
  Deposits to restricted escrows                             (18)            (16)
  Receipts from restricted escrows                            --               7
       Net cash used in investing activities                (279)           (272)

Cash flows from financing activities:
  Partners' distributions                                   (505)         (1,000)
  Payments on mortgage notes payable                        (173)           (161)
       Net cash used in financing activities                (678)         (1,161)

Net decrease in cash                                        (557)         (1,113)

Cash at beginning of period                                2,291           2,764
Cash at end of period                                     $1,734         $ 1,651
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  491         $   503

          See Accompanying Notes to Consolidated Financial Statements

e)                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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


                                                For the Three Months Ended
                                                       January 31,
                                                   1997           1996

Net cash provided by operating activities         $ 400          $ 320
  Payments on mortgage notes payable               (173)          (161)
  Property improvements and replacements           (261)          (263)
  Change in restricted escrows, net                 (18)            (9)
  Changes in reserves for net operating
   liabilities                                      334            310
  Additional reserves                              (282)          (197)

   Net cash used in operations                    $  --          $  --


The Corporate General Partner reserved approximately $282,000 and $197,000 on January 31, 1997, and 1996, respectively, to fund capital improvements and repairs at its properties.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1997 and 1996 (in thousands):


                                                  For the Three Months Ended
                                                         January 31,
                                                     1997           1996

Property management fees                             $138           $133
Reimbursement for services of affiliates (1)           54             30

(1) Included in "reimbursements for services of affiliates" for the three months ended January 31, 1997, is approximately $9,000 in reimbursements for construction oversight costs.

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

Note D - Disposal of Property

The Partnership incurred a loss on disposal of property of approximately $39,000 due to a roof replacement project at Quail Run.


                          PART II - OTHER INFORMATION


Item 2.  Management's Discussion and Analysis or Plan of Operation

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended January 31, 1997 and 1996:

                                                          Average
                                                         Occupancy
Property                                          1997                1996

Baymeadows Apartments
   Jacksonville, Florida                          94%                  96%

Quail Run Apartments
    Columbia, South Carolina                      92%                  96%

Countrywood Village Apartments
    Raleigh, North Carolina                       95%                  96%


The Corporate General Partner believes the decrease in occupancy at Quail Run is attributed to military transfers resulting from a large number of troops at Fort Jackson being reassigned to other bases. Also, interest rates have made home ownership more attractive, and the property has lost tenants to first time home buying. In an effort to counteract these occupancy decreases, management is utilizing an aggressive marketing plan, and the property has been undergoing exterior renovations in order to attract quality residents.

The Partnership's net income for the three months ended January 31, 1997, was approximately $159,000 compared to approximately $118,000 for the corresponding period in 1996. The increase in net income is primarily attributable to an increase in rental income and other income, as well as a decrease in general and administrative expenses. Rental income increased primarily as a result of periodic rental rate increases at Baymeadows, Quail Run, and Countrywood. Other income increased primarily due to an increase in lease cancellation fees at Baymeadows, most of which resulted from first time home buyers vacating their units. General and administrative expense decreased due to a decrease in legal expenses related to a discrimination case at Baymeadows, which was settled in November 1996. Partially offsetting the increase in net income was an increase in maintenance expense which resulted primarily from exterior painting projects at Quail Run and Baymeadows. These painting costs were incurred to improve the building exteriors in order to attract new tenants and ultimately increase occupancy at these properties. The Partnership incurred a loss on disposal of property of approximately $39,000 due to a roof replacement project at Quail Run. Included in maintenance expense in 1997 is approximately $181,000 of major repair and maintenance comprised primarily of major landscaping and exterior painting.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increase in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At January 31, 1997, the Partnership had unrestricted cash of approximately $1,734,000 compared to approximately $1,651,000 at January 31, 1996. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above and a decrease in escrows for taxes. Net cash used in investing activities remained stable. Finally, net cash used in financing activities decreased due to a decrease in distributions from operations paid to the partners, compared to the first quarter of 1996.

The Partnership has budgeted approximately $1.2 million in capital improvements in 1997 for it three investment properties in 1997. Of this amount, approximately $261,000 in capital improvement projects were completed during the first quarter. Projects planned for the next quarter include resurfacing of parking lots at Baymeadows, and roof replacements and major sewer replacements at Quail Run. Other projects planned throughout 1997 include major carpet replacement at Countrywood and Baymeadows. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,464,000 net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of approximately $505,000 were made in the first quarter of 1997. Cash distributions of approximately $1 million were made in the first quarter of 1996. These distributions were made from property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K filed in the quarter ended January 31, 1997:

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



                             SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                             By: Shelter Realty IV Corporation
                                 Corporate General Partner



                             By:/s/ William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director




                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer


                             Date:  March 14, 1997