Form 10QSB
period 1997-04-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-05-30
CIK 702174

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

                For the quarterly period ended April 30, 1997

                                      or

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

                                 April 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                        $ 1,719
     Restricted--tenant security deposits                                    273
  Accounts receivable                                                         44
  Escrow for taxes                                                           462
  Restricted escrows                                                       1,714
  Other assets                                                               502
  Investment properties:
     Land                                               $  3,442
     Buildings and related personal property              56,071
                                                          59,513
     Less accumulated depreciation                       (31,283)         28,230

                                                                         $32,944

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                       $   188
  Tenant security deposits                                                   273
  Accrued taxes                                                              269
  Other liabilities                                                          256
  Mortgage notes payable                                                  24,335

Partners' Capital
  General partners                                      $     (8)
  Limited partners (49,995 units
     issued and outstanding)                               7,631           7,623

                                                                         $32,944
           See Accompanying Notes to Consolidated Financial Statements

b)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      (in thousands, except per unit data)

                                    Three Months Ended          Six Months Ended
                                        April 30,                  April 30,
                                   1997          1996          1997          1996
Revenues:
  Rental income                  $2,616        $2,574        $5,216        $5,105
  Interest income                    39            38            79            83
  Other income                      115           119           239           221
     Total revenues               2,770         2,731         5,534         5,409
Expenses:
  Operating                         860           834         1,704         1,660
  General and administrative         98            91           162           181
  Maintenance                       680           442         1,150           888
  Depreciation                      477           458           945           904
  Interest                          558           565         1,117         1,134
  Property taxes                    200           188           400           371
     Total expenses               2,873         2,578         5,478         5,138
     Net (loss) income           $ (103)       $  153        $   56        $  271
Net (loss) income allocated
  to general partners (1%)       $   (1)       $    2        $    1        $    3
Net (loss) income allocated
  to limited partners (99%)        (102)          151            55           268

                                 $ (103)       $  153        $   56        $  271

Net (loss) income per limited
  partnership unit               $(2.03)       $ 3.04        $ 1.13        $ 5.37

          See Accompanying Notes to Consolidated Financial Statements

c)               SHELTER PROPERTIES IV LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership       General         Limited
                                      Units          Partners       Partners       Total
Original capital contributions      50,000         $  2            $50,000        $50,002

Partners' (deficit) capital at
 October 31, 1996                   49,995         $ (4)           $ 8,076        $ 8,072

Net income for the six
 months ended April 30, 1997                          1                 55             56

Partners' distributions                              (5)              (500)          (505)

Partners' (deficit) capital at
 at April 30, 1997                  49,995         $ (8)           $ 7,631        $ 7,623

          See Accompanying Notes to Consolidated Financial Statements

d)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                        Six Months Ended April 30,
                                                            1997            1996
Cash flows from operating activities:
  Net income                                              $   56        $   271
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             945            904
    Amortization of discounts and loan costs                 137            133
    Change in accounts:
      Restricted cash                                         --            (26)
      Accounts receivable                                      3             (3)
      Escrows for taxes                                      360            309
      Other assets                                            58             (8)
      Accounts payable                                       (86)          (255)
      Tenant security deposit liabilities                     (2)            27
      Accrued taxes                                         (373)          (350)
      Other liabilities                                     (241)           (36)
       Net cash provided by operating activities             857            966

Cash flows from investing activities:
  Property improvements and replacements                    (540)          (540)
  Deposits to restricted escrows                             (35)           (36)
  Receipts from restricted escrows                            --              7
       Net cash used in investing activities                (575)          (569)

Cash flows from financing activities:
  Partners' distributions                                   (505)        (1,000)
  Payments on mortgage notes payable                        (349)          (325)
       Net cash used in financing activities                (854)        (1,325)

Net decrease in cash                                        (572)          (928)

Cash at beginning of period                                2,291          2,765
Cash at end of period                                     $1,719        $ 1,837
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  979        $ 1,004

          See Accompanying Notes to Consolidated Financial Statements

e)                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties IV Limited Partnership ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation ("Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1996.

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



                                                 For the Six Months Ended
                                                        April 30,
                                                   1997           1996
                                                      (in thousands)
Net cash provided by operating activities         $ 857        $ 966
  Payments on mortgage notes payable               (349)        (325)
  Property improvements and replacements           (540)        (540)
  Change in restricted escrows, net                 (35)         (29)
  Changes in reserves for net operating
   liabilities                                      281          342
  Additional reserves                              (214)        (414)

   Net cash used in operations                    $  --        $  --


The Corporate General Partner reserved approximately $214,000 and $414,000 on April 30, 1997 and 1996, respectively, to fund capital improvements and repairs at its properties.

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and its affiliates were charged to expense in 1997 and 1996 (in thousands):


                                                   For the Six Months Ended
                                                          April 30,
                                                     1997           1996

Property management fees                            $275          $268
Reimbursement for services of affiliates (1)         125            98

(1) Included in "reimbursements for services of affiliates" for the six months ended April 30, 1997, is approximately $22,000 in reimbursements for construction oversight costs.

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


                          PART II - OTHER INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended April 30, 1997 and 1996:

                                                          Average
                                                         Occupancy
Property                                          1997                1996

Baymeadows Apartments
   Jacksonville, Florida                          95%                  97%

Quail Run Apartments
    Columbia, South Carolina                      90%                  96%

Countrywood Village Apartments
    Raleigh, North Carolina                       95%                  95%

The Corporate General Partner attributes the decrease in occupancy at Quail Run to military transfers resulting from a large number of troops at Fort Jackson being reassigned to other bases. Also, interest rates have made home ownership more attractive, and the property has lost tenants to first time home buying.
In an effort to counteract these occupancy decreases, management is utilizing an aggressive marketing plan, and the property has been undergoing exterior renovations in order to attract quality residents.

The Partnership's net income for the six months ended April 30, 1997, was approximately $56,000 compared to approximately $271,000 for the corresponding period in 1996. The Partnership recorded a net loss of approximately $103,000 for the three months ended April 30, 1997, compared to net income of approximately $153,000 for the corresponding period of 1996. The decrease in net income for the three and six month periods ended April 30, 1997, compared to the corresponding periods of 1996 is primarily attributable to increased maintenance expenses at Quail Run and Baymeadows. Maintenance expense increased as a result of exterior painting and repair projects and parking lot repairs, which were incurred to improve the building exteriors in order to attract new tenants and ultimately increase occupancy at these properties. Offsetting the decrease in net income for the six month period ended April 30, 1997, compared to the corresponding period of 1996, was a decrease in general and administrative expenses due to a decrease in legal expenses related to a discrimination case at Baymeadows, which was settled in November 1996. Included in maintenance expense in 1997 is approximately $500,000 of major repair and maintenance comprised primarily of the exterior painting and parking lot repairs discussed above.

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

Liquidity and Capital Resources

At April 30, 1997, the Partnership had unrestricted cash of approximately $1,719,000 compared to approximately $1,837,000 at April 30, 1996. Net cash provided by operating activities decreased primarily due to the decrease in net income, as discussed above and an increase in cash paid for other liabilities,
which was partially offset by a decrease   in cash paid for accounts payable.
Net cash used in investing activities remained stable. Finally, net cash used in financing activities decreased due to a decrease in distributions paid to the partners for the six months ended April 30, 1997, compared to the corresponding period of 1996.

The Partnership has budgeted approximately $1.2 million in capital improvements for it three investment properties in 1997. Of this amount, approximately $540,000 in capital improvement projects were completed during the six months ended April 30, 1997. Projects planned for the next quarter include a continuation of roof replacements and major sewer replacements at Quail Run. Other projects planned throughout 1997 include major carpet replacement at Countrywood and Baymeadows. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,335,000 net of discount, is amortized over 257 months with balloon payments of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of approximately $505,000 were made during the six months ended April 30, 1997. Cash distributions of approximately $1,000,000 were made during the six months ended April 30, 1996. These distributions were made from property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:


         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K filed in the quarter ended April 30, 1997:

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

                             Date: May 30, 1997