Form 10QSB
period 1997-07-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-09-11
CIK 702174

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

                 For the quarterly period ended July 31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from........to.........

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

                                (864) 239-1000
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .
                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                 July 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                               $ 1,901
     Restricted--tenant security deposits                           279
  Accounts receivable                                                42
  Escrows for taxes                                                 678
  Restricted escrows                                              1,732
  Other assets                                                      568
  Investment properties:
     Land                                          $  3,442
     Buildings and related personal property         56,257
                                                     59,699
     Less accumulated depreciation                  (31,769)     27,930

                                                                $33,130
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $   119
  Tenant security deposits                                          279
  Accrued property taxes                                            471
  Other liabilities                                                 232
  Mortgage notes payable                                         24,202

Partners' Capital (Deficit)
  General partners'                                $     (6)
  Limited partners' (49,995 units
     issued and outstanding)                          7,833       7,827

                                                                $33,130

           See Accompanying Notes to Consolidated Financial Statements


b)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      (in thousands, except per unit data)


                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                                 1997      1996       1997       1996
Revenues:
  Rental income                $2,684    $2,576    $7,900       $7,681
  Other income                    154       157       472          461
     Total revenues             2,838     2,733     8,372        8,142
Expenses:
  Operating                       853       887     2,557        2,547
  General and administrative       53        83       215          264
  Maintenance                     487       479     1,637        1,367
  Depreciation                    486       464     1,431        1,368
  Interest                        553       564     1,670        1,698
  Property taxes                  202       188       602          559
     Total expenses             2,634     2,665     8,112        7,803

     Net income                $  204    $   68    $  260       $  339

Net income allocated
  to general partners (1%)     $    2    $    1    $    3       $    3

Net income allocated
  to limited partners (99%)       202        67       257          336
                               $  204    $   68    $  260       $  339

Net income per limited
  partnership unit             $ 4.04    $ 1.34    $ 5.14       $ 6.72

          See Accompanying Notes to Consolidated Financial Statements


c)                SHELTER PROPERTIES IV LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                       (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units    Partners'  Partners'     Total

Original capital contributions    50,000     $  2       $50,000     $50,002

Partners' (deficit) capital at
 October 31, 1996                 49,995     $ (4)      $ 8,076     $ 8,072

Net income for the nine
 months ended July 31, 1997           --        3           257         260

Partners' distributions               --       (5)         (500)       (505)

Partners' (deficit) capital at
 at July 31, 1997                 49,995     $ (6)      $ 7,833     $ 7,827

          See Accompanying Notes to Consolidated Financial Statements


d)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                           Nine Months Ended
                                                                July 31,
                                                            1997        1996
Cash flows from operating activities:
  Net income                                               $  260     $   339
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                            1,431       1,368
    Amortization of discounts and loan costs                  207         200
    Loss on disposal of property                               39           5
    Change in accounts:
      Restricted cash                                          (6)        (31)
      Accounts receivable                                       5          (4)
      Escrows for taxes                                       145         101
      Other assets                                            (68)        (28)
      Accounts payable                                       (155)       (408)
      Tenant security deposit liabilities                       4          31
      Accrued property taxes                                 (171)       (163)
      Other liabilities                                      (265)         41
       Net cash provided by operating activities            1,426       1,451

Cash flows from investing activities:
  Property improvements and replacements                     (727)       (734)
  Deposits to restricted escrows                              (54)        (59)
  Receipts from restricted escrows                             --           7
       Net cash used in investing activities                 (781)       (786)

Cash flows from financing activities:
  Partners' distributions                                    (505)     (1,000)
  Payments on mortgage notes payable                         (530)       (491)
       Net cash used in financing activities               (1,035)     (1,491)

Net decrease in unrestricted cash and cash equivalents       (390)       (826)

Unrestricted cash and cash equivalents at beginning
  of period                                                 2,291       2,765

Unrestricted cash and cash equivalents at end
  of period                                                $1,901     $ 1,939

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $1,462     $ 1,501

          See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.



                                               For the Nine Months Ended
                                                       July 31,
                                                  1997         1996
                                                    (in thousands)

Net cash provided by operating activities        $1,426       $1,451
  Payments on mortgage notes payable               (530)        (491)
  Property improvements and replacements           (727)        (734)
  Change in restricted escrows, net                 (54)         (52)
  Changes in reserves for net operating
   liabilities                                      511          456
  Additional reserves                              (326)        (630)

   Net cash provided by operations                $ 300       $   --


The Corporate General Partner reserved approximately $326,000 and $630,000 on July 31, 1997 and 1996, respectively, to fund capital improvements and repairs at its properties. The Corporate General Partner is evaluating the feasibility of making a distribution of net cash provided by operations in October 1997.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Corporate General Partner during each of the nine month periods ended July 31, 1997 and 1996 (in thousands):


                                                     For the Nine Months Ended
                                                                July 31,
                                                             1997     1996

Property management fees (included in operating expenses)     $414     $403
Reimbursement for services of affiliates, including
    $26,000 and $6,000 of construction services
    reimbursements in 1997 and 1996, respectively
    (included in general and administrative expenses,
    operating expenses and investment properties)              170      145


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended July 31, 1997 and 1996:

                                                             Average
                                                            Occupancy
      Property                                          1997          1996
      Baymeadows Apartments
         Jacksonville, Florida                          95%            97%
      Quail Run Apartments
          Columbia, South Carolina                      92%            95%
      Countrywood Village Apartments
          Raleigh, North Carolina                       95%            95%

The Corporate General Partner attributes the decrease in average occupancy at Quail Run to military transfers resulting from a large number of troops at Fort Jackson being reassigned to other bases. Also, interest rates have made home ownership more attractive, and the property has lost tenants to first time home buying. In an effort to counteract these occupancy decreases, management is utilizing an aggressive marketing plan, and the property has undergone exterior renovations in order to attract quality residents. Occupancy at Quail Run at July 31, 1997, was 98%.

The Partnership's net income for the nine months ended July 31, 1997, was approximately $260,000 compared to approximately $339,000 for the corresponding period in 1996. The Partnership realized net income of approximately $204,000 for the three months ended July 31, 1997, compared to net income of approximately $68,000 for the corresponding period of 1996. The decrease in net income for the nine months ended July 31, 1997, compared to the corresponding period of 1996 is primarily attributable to increased maintenance expense at Quail Run and Baymeadows Apartments. Included in maintenance expense for the nine months ended July 31, 1997 is approximately $606,000 of major repair and maintenance comprised primarily of the exterior painting and parking lot repairs. Included in maintenance expense for the nine months ended July 31, 1996 is approximately $266,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs and interior building improvements. Maintenance expense increased as a result of exterior painting and repair projects and parking lot repairs, which were incurred to improve the building exterior in order to attract new tenants and ultimately increase rental rates and occupancy at these properties. Offsetting the decrease in net income for the nine months ended July 31, 1997 compared to the corresponding period of 1996, is an increase in rental income and a decrease in general and administrative expenses. Rental income increased as a result of increased rental rates at Baymeadows and Countrywood. General and administrative expenses decreased due to a decrease in legal expenses related to a discrimination case at Baymeadows, which was settled in November 1996. The increase in net income for the three months ended July 31, 1997, compared to the corresponding period of 1996 is primarily attributable to rental rate increases at Baymeadows and Countrywood Village. Also contributing to the increase in net income for the three months ended July 31, 1997, compared to the corresponding period of 1996, is a decrease in general and administrative expenses due to a decrease in legal expenses as discussed above.

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

At July 31, 1997, the Partnership had unrestricted cash of approximately $1,901,000 compared to approximately $1,939,000 at July 31, 1996. Net cash provided by operating activities decreased primarily due to the decrease in net income, as discussed above, and an increase in cash used for other liabilities, which was partially offset by a decrease in cash used for accounts payable. Net cash used in investing activities remained stable. Net cash used in financing activities decreased due to a decrease in distributions paid to the partners for the nine months ended July 31, 1997, compared to the corresponding period of 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,202,000 net of discount, is amortized over 257 months with balloon payments of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of $505,000 were made during the nine months ended July 31, 1997. Cash distributions of $1,000,000 were made during the nine months ended July 31, 1996. These distributions were made from property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Corporate General Partner is evaluating the feasibility of making a distribution of net cash provided by operations in October 1997.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended July 31, 1997.

                                   SIGNATURES



  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                             By: Shelter Realty IV Corporation
                                 Corporate General Partner


                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer


                             Date:  September 11, 1997