Form 10KSB
period 1997-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1998-01-29
CIK 702174

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                   For the fiscal year ended October 31, 1997
                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

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

State issuer's revenues for its most recent fiscal year.  $11,270,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of October 31, 1997. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interest, it is the Managing General Partners' belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 1. Portions of the Prospectus of Registrant dated June 8, 1982 (included in Registration Statement, No. 2-77217, of Registrant) are incorporated by reference into Parts I and III


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

Quail Run Apartments            1/03/83  Fee ownership subject    Apartment
  Columbia, South Carolina               to first and second      332 units
                                         mortgages.

Countrywood Village Apartments  3/31/83  Fee ownership subject    Apartment
  Raleigh, North Carolina                to first and second      384 units
                                         mortgages.

SCHEDULE OF PROPERTIES:
   (in thousands)

                   Gross
                  Carrying    Accumulated                             Federal
Property           Value      Depreciation      Rate       Method    Tax Basis

Baymeadows
  Apartments       $33,252     $17,856        5-36 yrs       S/L       $ 4,383

Quail Run
  Apartments        13,295       6,485        5-34 yrs       S/L         1,752

Countrywood
  Village Apts.     13,449       7,928        5-30 yrs       S/L         1,846

    Total          $59,996     $32,269                                 $ 7,981



See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.



SCHEDULE OF MORTGAGES:
   (in thousands)

                      Principal                                         Principal
                      Balance At     Stated                              Balance
                      October 31,   Interest     Period      Maturity     Due At
Property                 1997         Rate      Amortized      Date      Maturity
Baymeadows
 1st Mortgage          $14,179       7.60%        (1)       11/15/02     $11,554
 2nd Mortgage              493       7.60%        (1)       11/15/02         493

Quail Run
 1st Mortgage            5,718       7.60%        (1)       11/15/02       4,659
 2nd Mortgage              199       7.60%        (1)       11/15/02         199

Countrywood Village
 1st Mortgage            4,430       7.60%        (1)       11/15/02       3,610
 2nd Mortgage              154       7.60%        (1)       11/15/02         154
                        25,173
Less unamortized
 discounts              (1,106)

                       $24,067

(1)The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.


Average annual rental rate and occupancy for 1997 and 1996 for each property:


                                  Average Annual         Average Annual
                                   Rental Rates            Occupancy
Property                         1997        1996       1997       1996

Baymeadows                      $6,969      $6,572       95%       96%

Quail Run                        7,446       7,182       93%       95%

Countrywood Village              6,757       6,479       95%       95%


As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1997 for each property were:


                                               1997                1997
                                              Billing              Rate
                                          (in thousands)

Baymeadows                                    $ 500*               2.14
Quail Run                                       167*               1.77
Countrywood                                     110*               1.24

These properties have a fiscal year end different than the real estate tax year; therefore tax expense does not agree to the 1997 billing.


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended October 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of October 31, 1997, there was minimal trading of the Units in the secondary market establishing a high and low value of $380 and $320, respectively, per Unit quoted in the September/October 1997 edition of The Partnership Spectrum. There are 3,691 holders of record owning an aggregate of 49,995 Units of which at October 31, 1997, Insignia and its affiliates owned 15,775 units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During the years ended October 31, 1997 and 1996, distributions of $800,000 and $1,000,000 were paid, respectively. Future distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property. (See "Note A" of the financial statements.)


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's net income as shown in the consolidated statement of operations for the year ended October 31, 1997, was approximately $507,000 versus a net income of approximately $246,000 for the same period in 1996 (see "Note C" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The increase in net income for the year ended October 31, 1997, is attributable to an increase in rental income, and a decrease in general and administrative expenses. Rental income increased due to an increase in rental rates at all three investment properties which more than offset the small occupancy decreases at Baymeadows and Quail Run. General and administrative expenses decreased due to a decrease in legal costs. The decrease in legal costs is attributable to a discrimination case at Baymeadows which was settled during November 1996. Partially offsetting the increase in net income was an increase in operating expense which is primarily attributable to exterior painting projects at Quail Run and Baymeadows. These costs were incurred to improve the building exteriors in order to attract new tenants and ultimately increase occupancy at these properties. The Partnership incurred a loss on disposal of property of approximately $39,000 due to a roof replacement project at Quail Run during the period ended October 31, 1997. For the period ended October 31, 1996 the Partnership incurred a loss on disposal of property of approximately $33,000 due to roof replacement projects at Quail Run and Baymeadows. Included in operating expense for the twelve months ended October 31, 1997 is approximately $677,000 of major repair and maintenance comprised primarily of parking lot repairs and exterior painting. Included in operating expense for the twelve months ended October 31, 1996 is approximately $305,000 of major repair and maintenance comprised primarily of window coverings, gutter and parking lot repairs.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended October
31, 1997, no adjustments for the impairment of value were recorded.

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

At October 31, 1997, the Partnership had cash and cash equivalents of approximately $1,847,000 as compared to approximately $2,291,000 at October 31, 1996. The net decrease in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $444,000 and $468,000, respectively. Net cash provided by operating activities decreased primarily due to an increase in cash used for other liabilities as a result of accrued legal and settlement costs associated with litigation. Net cash used in investing activities remained stable. Net cash used in financing activities decreased as a result of a reduction in partners' distributions made during the year ended October 31, 1997.

The Partnership has budgeted approximately $1.5 million in capital improvements for the three properties in 1998. Budgeted capital improvements at Baymeadows include major carpet replacement, major landscaping, exterior painting, and gutter repairs. Budgeted capital improvements at Quail Run include roof replacement and major carpet replacement. Countrywood has budgeted major carpet replacement in 1998. These capital expenditures will be incurred only if cash is available from operations or from partnership reserves mentioned previously.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,067,000, net of discount, is amortized over 257 months with balloon payments of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of $800,000 and $1,000,000 were made during the year ended October 31, 1997 and October 31, 1996, respectively. These distributions were made from net cash from operations as defined by the Partnership Agreement. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. The Corporate General Partner is evaluating the feasibility of making a distribution of net cash provided by operations in February 1998.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems.
The Corporate General partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completely timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES IV LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - October 31, 1997

     Consolidated Statements of Operations - Years ended October 31, 1997 and
       1996

     Consolidated Statements of Changes in Partners' Capital - Years ended October 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended October 31, 1997 and
       1996

     Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties IV Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties IV Limited Partnership as of October 31, 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties IV Limited Partnership at October 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.




                                                       /s/ERNST & YOUNG LLP



Greenville, South Carolina
December 2, 1997


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                October 31, 1997


Assets
  Cash and cash equivalents                                          $  1,847
  Receivables and deposits                                              1,229
  Restricted escrows                                                    1,750
  Other assets                                                            532
  Investment properties (Notes B & E):
     Land                                             $   3,442
     Buildings and related personal property             56,554
                                                         59,996
     Less accumulated depreciation                      (32,269)       27,727

                                                                     $ 33,085

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                                   $    104
  Tenant security deposit liabilities                                     277
  Accrued property taxes                                                  630
  Other liabilities                                                       228
  Mortgage notes payable (Note B)                                      24,067

Partners' Capital
  General partners                                    $      (7)
  Limited partners (49,995 units
     issued and outstanding)                              7,786         7,779

                                                                     $ 33,085


          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                 Years Ended October 31,
                                                    1997          1996
Revenues:
  Rental income                                  $ 10,672      $ 10,282
  Other income                                        598           628
     Total revenues                                11,270        10,910

Expenses:
  Operating                                         5,018         4,868
  General and administrative                          274           390
  Property management fees                            558           540
  Depreciation                                      1,931         1,846
  Interest                                          2,220         2,257
  Property taxes                                      762           763
     Total expenses                                10,763        10,664

     Net income (Note C)                         $    507      $    246

Net income allocated to general
  partners (1%)                                  $      5      $      2
Net income allocated to limited
  partners (99%)                                      502           244

                                                 $    507      $    246

Net income per limited partnership unit          $  10.04      $   4.86

           See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      (in thousands, except for unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units     Partners    Partners       Total

Original capital
   contributions                   50,000    $     2    $   50,000    $  50,002

Partners' capital at
  October 31, 1995                 49,995    $     4    $    8,822    $   8,826

Net income for the year
  ended October 31, 1996               --          2           244          246

Distributions to Partners              --        (10)         (990)      (1,000)

Partners' capital at
   October 31, 1996                49,995         (4)        8,076        8,072

Net income for the year
  ended October 31, 1997               --          5           502          507

Distributions to Partners              --         (8)         (792)        (800)

Partners' capital at
   October 31, 1997                49,995    $    (7)   $    7,786    $   7,779

          See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended October 31,
                                                         1997         1996
Cash flows from operating activities:
  Net income                                           $   507      $   246
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         1,931        1,846
    Amortization of discounts and loan costs               276          267
    Loss on disposal of property                            39           33
    Change in accounts:
      Receivables and deposits                             (86)        (159)
      Other assets                                         (53)         (21)
      Accounts payable                                    (170)        (194)
      Tenant security deposit liabilities                    2           37
      Accrued property taxes                               (12)          41
      Other liabilities                                   (269)         175
       Net cash provided by operating activities         2,165        2,271

Cash flows from investing activities:
  Property improvements and replacements                (1,024)      (1,034)
  Deposits to restricted escrows                           (72)         (44)
       Net cash used in investing activities            (1,096)      (1,078)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (713)        (661)
  Partners' distributions                                 (800)      (1,000)
       Net cash used in financing activities            (1,513)      (1,661)

Net decrease in cash                                      (444)        (468)

Cash and cash equivalents at beginning of period         2,291        2,759
Cash and cash equivalents at end of period             $ 1,847      $ 2,291

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,943      $ 1,995

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

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty IV Corporation. Shelter Realty IV Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash from operations, as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                             Years Ended October 31,
                                              1997             1996
                                                 (in thousands)

Net cash provided by operating activities   $ 2,165          $ 2,271
  Property improvements and replacements     (1,024)          (1,034)
  Payments on mortgage notes payable           (713)            (661)
  Changes in reserves for net operating
    liabilities                                 588              121
  Changes in restricted escrows, net            (72)             (44)
   Additional operating reserves               (132)            (148)

    Net cash from operations                $   812          $   505


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $132,000 and $148,000 at October 31, 1997 and 1996, respectively, to fund continuing capital improvements at the three properties.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of $800,000 and $1,000,000 were made during the years ended October 31, 1997 and 1996, respectively.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' capital for 1997 and 1996 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Fair Value of Financial Instruments: "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1997 and 1996 were approximately $588,000 and approximately $121,000 respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrow:

Reserve Account: A general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $1,620,000 in total. The balance at October 31, 1997, is approximately $1,750,000, which includes interest.

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

Loan Costs: Loan costs of approximately $849,000 less accumulated amortization of approximately $418,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered
to be permanent by the Corporate General Partner.   No adjustments for the
impairment of value were recorded in the years ended October 31, 1997 or 1996.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $140,000 and $105,000 for the years ended October 31, 1997 and 1996, respectively.

Reclassification: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (in thousands):

                    Principal      Monthly                           Principal
                    Balance At     Payment    Stated                  Balance
                    October 31,   Including  Interest   Maturity       Due At
Property               1997        Interest    Rate       Date        Maturity

Baymeadows
 1st Mortgage        $14,179      $ 126       7.60%     11/15/02       $11,554
 2nd Mortgage            493          3       7.60%     11/15/02           493

Quail Run
 1st Mortgage          5,718         51       7.60%     11/15/02         4,659
 2nd Mortgage            199          1       7.60%     11/15/02           199

Countrywood Village
 1st Mortgage          4,430         39       7.60%     11/15/02         3,610
 2nd Mortgage            154          1       7.60%     11/15/02           154
                      25,173      $ 221
Less unamortized
 discounts            (1,106)

                     $24,067


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

The estimated fair values of the Partnership's aggregate debt is approximately $25,173,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1997, are as follows (in thousands):

            1998                                    $   770
            1999                                        830
            2000                                        896
            2001                                        966
            2002                                     21,711
                                                    $25,173

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):


                                                  1997           1996

Net income as reported                          $   507        $   246
Add (deduct):
  Amortization of present value discounts            (6)           (14)
  Depreciation differences                       (1,160)        (1,486)
  Change in prepaid rental                          203             56
  Accrued expenses                                 (100)            14
  Other                                              40             33
Federal taxable loss                            $  (516)       $(1,151)
Federal taxable loss per limited
    partnership unit                            $(10.21)       $(22.79)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

    Net assets as reported           $  7,779
    Land and buildings                  9,256
    Accumulated depreciation          (29,002)
    Syndication                         6,293
    Other                                 315
    Net liabilities - tax basis      $ (5,359)



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1997 and 1996 are (in thousands):

                                                For The Years Ended
                                                     October 31,
                                                  1997        1996

  Property management fees                       $ 558       $ 540
  Reimbursement for services of affiliates         223         196


For the period of November 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums which accrued to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties
(in thousands)

                                                     Initial Cost
                                                    To Partnership

                                                            Buildings         Cost
                                                           and Related     Capitalized
                                                             Personal     Subsequent to
Description                    Encumbrances      Land        Property      Acquisition
Baymeadows
  Jacksonville, Florida          $14,672       $ 1,884       $26,916         $ 4,452

Quail Run
  Columbia, South Carolina         5,917           875        10,642           1,778

Countrywood Village
  Raleigh, North Carolina          4,584           683        10,711           2,055

    Totals                       $25,173       $ 3,442       $48,269         $ 8,285


(in thousands)


                     Gross Amount At Which Carried
                            At October 31, 1997

                                      Buildings
                                    And Related
                                       Personal               Accumulated     Date of      Date     Depreciable
   Description               Land      Property        Total  Depreciation  Construction Acquired    Life-Years
Baymeadows
 Jacksonville, Florida   $  1,884       $31,368      $33,252    $17,856      1969-1975   09/30/82      5-36

Quail Run
 Columbia, South Carolina     875        12,420       13,295      6,485      1970-1973   01/03/83      5-34

Countrywood Village
 Raleigh, North Carolina      683        12,766       13,449      7,928      1973-1974   03/31/83      5-30

     Totals              $  3,442       $56,554      $59,996    $32,269


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                        Years Ended October 31,
                                                         1997             1996
                                                           (in thousands)
Real Estate
Balance at beginning of year                          $59,038            $58,092
    Property improvements                               1,024              1,034
    Disposals of property                                 (66)               (88)
Balance at End of Year                                $59,996            $59,038

Accumulated Depreciation
Balance at beginning of year                          $30,365            $28,574
    Additions charged to expense                        1,931              1,846
    Disposals of property                                 (27)               (55)
Balance at end of year                                $32,269            $30,365


The aggregate cost of the real estate for Federal income tax purposes at October 31, 1997 and 1996 is approximately $69,252,000 and approximately $68,228,000, respectively. The accumulated depreciation taken for Federal income tax purposes at October 31, 1997 and 1996 is approximately $61,270,000 and approximately $58,179,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty IV Corporation ("Corporation") are set forth below. There are no family relationships between or among any officers or directors.

Name                                  Age              Position

William H. Jarrard, Jr.               51               President and Director

Ronald Uretta                         41               Vice President, Treasurer
                                                         and Secretary

Robert D. Long, Jr.                   30               Vice President

Kelley M. Buechler                    40               Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994.

William H. Jarrard, Jr. has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992 and became Secretary of the Corporate General Partner effective January 28, 1998. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of MAG.

Robert D. Long, Jr. became Vice President of the Corporation on January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President/Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1997.


                                                Number
 Entity                                         of Units             Percentage

 Insignia Financial Group, Inc.                  4,263                  8.53%

 Market Ventures, L.L.C.                        11,512                 23.03%

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received cash distributions of $8,000 and $10,000 from operations as General Partners during the fiscal year ended October 31, 1997 and 1996, respectively. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading "PROFITS AND LOSSES AND CASH DISTRIBUTIONS."

The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended October 31, 1997, Insignia Management Group, L.P. received approximately $558,000 in fees for property management.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:
          None.


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


                             Date: January 28, 1998



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/William H. Jarrard, Jr.                          Date:  January 28, 1998
William H. Jarrard, Jr.
President and Director



/s/Ronald Uretta                                    Date:  January 28, 1998
Ronald Uretta
Treasurer
(Principal Financial Officer
and Principal Accounting Officer)


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