Form 10QSB
period 1998-01-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1998-03-16
CIK 702174

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

               For the quarterly period ended January 31, 1998

                                      or

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                January 31, 1998



Assets
  Cash and cash equivalents                                       $ 2,472
  Receivables and deposits                                            691
  Restricted escrows                                                1,769
  Other assets                                                        487
  Investment properties:
     Land                                        $  3,442
     Buildings and related personal property       56,670
                                                   60,112
     Less accumulated depreciation                (32,741)         27,371

                                                                  $32,790

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                $   164
  Tenant security deposit liabilities                                 269
  Accrued property taxes                                               67
  Distribution payable                                                812
  Other liabilities                                                   225
  Mortgage notes payable                                           23,928

Partners' Capital
  General partners'                              $    (11)
  Limited partners' (49,995 units
     issued and outstanding)                        7,336           7,325

                                                                  $32,790

           See Accompanying Notes to Consolidated Financial Statements


b)                    SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                       (in thousands, except per unit data)



                                                 Three Months Ended January 31,
                                                     1998             1997
Revenues:
  Rental income                                    $2,750            $2,597
  Other income                                        112               164
     Total revenues                                 2,862             2,761
Expenses:
  Operating                                         1,209             1,272
  General and administrative                           76                64
  Depreciation                                        472               468
  Interest                                            546               559
  Property taxes                                      201               200
  Loss on disposal of property                         --                39
     Total expenses                                 2,504             2,602

   Net income                                      $  358            $  159

Net income allocated to general partners (1%)      $    4            $    2
Net income allocated to limited partners (99%)        354               157
                                                   $  358            $  159

Net income per limited partnership unit            $ 7.08            $ 3.16

          See Accompanying Notes to Consolidated Financial Statements


c)               SHELTER PROPERTIES IV LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                       (in thousands, except unit data)




                                  Limited
                                Partnership  General    Limited
                                   Units     Partners   Partners      Total

Original capital contributions    50,000      $  2      $50,000     $50,002

Partners' capital (deficit) at
 October 31, 1997                 49,995      $ (7)     $ 7,786     $ 7,779

Net income for the three
 months ended January 31, 1998       --          4          354         358

Distribution declared                --         (8)        (804)       (812)

Partners' capital (deficit)
 at January 31, 1998              49,995      $(11)     $ 7,336     $ 7,325

          See Accompanying Notes to Consolidated Financial Statements


d)                SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                    Three Months Ended January 31,
                                                         1998           1997
Cash flows from operating activities:
  Net income                                           $  358         $   159
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          472             468
    Amortization of discounts and loan costs               69              68
    Loss on disposal of property                           --              39
    Change in accounts:
      Receivables and deposits                            538             572
      Other assets                                         24              10
      Accounts payable                                     60             (82)
      Tenant security deposit liabilities                  (8)             (5)
      Accrued property taxes                             (563)           (574)
      Other liabilities                                    (3)           (255)
       Net cash provided by operating activities          947             400

Cash flows from investing activities:
  Property improvements and replacements                 (116)           (261)
  Deposits to restricted escrows                          (19)            (18)
       Net cash used in investing activities             (135)           (279)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (187)           (173)

  Partners' distributions                                  --            (505)
       Net cash used in financing activities             (187)           (678)

Net increase (decrease) in cash and cash equivalents      625            (557)
Cash and cash equivalents at beginning of period        1,847           2,291
Cash and cash equivalents at end of period             $2,472         $ 1,734

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  477         $   491

Supplemental disclosure of non-cash activity:
  Distribution payable                                 $  812         $    --

          See Accompanying Notes to Consolidated Financial Statements

e)                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                January 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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


                                                For the Three Months Ended
                                                        January 31,
                                                  1998              1997
                                                      (in thousands)
Net cash provided by operating activities      $ 947              $ 400
  Payments on mortgage notes payable            (187)              (173)
  Property improvements and replacements        (116)              (261)
  Change in restricted escrows, net              (19)               (18)
  Changes in reserves for net operating
   liabilities                                   (48)               334
  Additional reserves                           (577)              (282)

   Net cash used in operations                 $  --              $  --


The Corporate General Partner reserved approximately $577,000 and $282,000 on January 31, 1998, and 1997, respectively, to fund capital improvements and repairs at its properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and its affiliates were charged to expense in 1998 and 1997 (in thousands):

                                                          For the Three Months Ended
                                                                   January 31,
                                                               1998           1997
Property management fees (included in operating expenses)     $143            $138
Reimbursement for services of affiliates (included in
  operating, general and administrative expenses, and
  investment properties) (1)                                    58              54

(1) Included in "reimbursements for services of affiliates" for the three months ended January 31, 1998 and 1997, is approximately $2,000 and $9,000, respectively, in reimbursements for construction oversight costs.

For the period November 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

NOTE D - DISPOSAL OF PROPERTY

The Partnership incurred a loss on disposal of property of approximately $39,000 due to a roof replacement project at Quail Run during the three months ended January 31, 1997.


                          PART II - OTHER INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended January 31, 1998 and 1997:

                                                          Average
                                                         Occupancy
Property                                          1998                1997

Baymeadows Apartments
   Jacksonville, Florida                          93%                  94%

Quail Run Apartments
    Columbia, South Carolina                      96%                  92%

Countrywood Village Apartments
    Raleigh, North Carolina                       95%                  95%

The Corporate General Partner attributes the increase in average occupancy at Quail Run to an exterior painting project which was completed at the property during 1997 in an effort to enhance the curb appeal of the property.

Results of Operations

The Partnership's net income for the three months ended January 31, 1998, was approximately $358,000 compared to approximately $159,000 for the three months ended January 31, 1997. The increase in net income is primarily attributable to an increase in rental income as well as a decrease in operating expenses. The increase in rental income is attributable to the increase in average occupancy at Quail Run and an increase in average rental rates at Baymeadows which more than offset the property's slight decrease in average occupancy. The decrease in operating expenses is attributable to the completion of the exterior painting projects at Quail Run and Baymeadows during 1997. The decrease in operating expense was partially offset by an increase in major landscaping at Countrywood Village and Baymeadows during the three months ended January 31, 1998. These costs were incurred to attract new tenants and increase occupancy at the properties. Additionally, the Partnership incurred a loss on disposal of property due to a roof replacement project at Quail Run during the period ended January 31, 1997. Offsetting the increase in net income for the three months ended January 31, 1998 compared to the corresponding period of 1997 is a decrease in other income. Other income decreased primarily due to a decrease in recreational income at Baymeadows as a result of closing the racquet club at the property. This facility had been losing money and it was determined to be in the best interest of the Partnership to close it to outside users at the end of 1997. The facility continues to be maintained and is available for the residents' use and enjoyment. Included in operating expense for the three months ended January 31, 1998 is approximately $93,000 of major repairs and maintenance comprised primarily of major landscaping and window coverings. Included in operating expense for the three months ended January 31, 1997 is approximately $181,000 of major repairs and maintenance comprised primarily of exterior painting and major landscaping projects.

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

Liquidity and Capital Resources

At January 31, 1998 the Partnership had cash and cash equivalents of approximately $2,472,000 as compared to approximately $1,734,000 at January 31, 1997. The net increase in cash and cash equivalents for the three months ended January 31, 1998 was $625,000. The net decrease in cash and cash equivalents for the three months ended January 31, 1997 was $557,000. Net cash provided by operating activities increased primarily due to the increase in net income as discussed above. The increase is also attributable to the increase in other liabilities due to the timing of payments to creditors. Net cash used in investing activities decreased due to the decrease in purchases of property improvements and replacements. Net cash used in financing activities decreased due to the timing of payments of distributions to partners during the three months ended January 31, 1998.

The Partnership has budgeted approximately $1,500,000 for capital improvements and major repairs and maintenance at the three properties in 1998. Budgeted capital improvements at Baymeadows include major carpet replacement, major landscaping, exterior painting, and gutter repairs. Budgeted capital improvements at Quail Run include roof replacement and major carpet replacement. Countrywood has budgeted major carpet replacement and landscaping in 1998. Of this work the major landscaping at Countrywood was completed during the first quarter. The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves mentioned previously.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,928,000 net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. A cash distribution of approximately $812,000 was declared during the three months ended January 31, 1998 and paid in February 1998. Cash distributions of approximately $505,000 were made in the first quarter of 1997. These distributions were made from property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K filed in the quarter ended January 31, 1998:

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


                             Date:  March 16, 1998