Form 10QSB
period 1998-04-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1998-06-09
CIK 702174

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998

                                      or

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
                      (in thousands, except per unit data)

                                 April 30, 1998



Assets
  Cash and cash equivalents                                      $ 2,262
  Receivables and deposits                                           845
  Restricted escrows                                               1,789
  Other assets                                                       409
  Investment properties:
     Land                                           $  3,442
     Buildings and related personal property          56,848
                                                      60,290
     Less accumulated depreciation                   (33,222)     27,068

                                                                 $32,373

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                               $    89
  Tenant security deposit liabilities                                267
  Accrued property taxes                                             262
  Other liabilities                                                  242
  Mortgage notes payable                                          23,787

Partners' (Deficit) Capital
  General partners                                  $     (7)
  Limited partners (49,995 units
     issued and outstanding)                           7,733       7,726

                                                                 $32,373


          See Accompanying Notes to Consolidated Financial Statements

b)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months Ended       Six Months Ended
                                        April 30,               April 30,
                                    1998        1997        1998        1997
Revenues:
  Rental income                    $2,717      $2,605      $5,467      $5,202
  Other income                        129         154         241         318
     Total revenues                 2,846       2,759       5,708       5,520

Expenses:
  Operating                         1,143       1,529       2,352       2,801
  General and administrative           82          98         158         162
  Depreciation                        481         477         953         945
  Interest                            544         558       1,090       1,117
  Property taxes                      195         200         396         400
  Loss on disposal of property         --          --          --          39
     Total expenses                 2,445       2,862       4,949       5,464

     Net income (loss)             $  401      $ (103)     $  759      $   56

Net income (loss) allocated
  to general partners (1%)         $    4      $   (1)     $    8      $    1
Net income (loss) allocated
  to limited partners (99%)           397        (102)        751          55

                                   $  401      $ (103)     $  759      $   56

Net income (loss) per limited
  partnership unit                 $ 7.94      $(2.04)     $15.02      $ 1.10


          See Accompanying Notes to Consolidated Financial Statements

c)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                       (in thousands, except unit data)

                                    Limited
                                  Partnership    General     Limited
                                     Units       Partners    Partners     Total
Original capital contributions      50,000       $  2        $50,000     $50,002

Partners' (deficit) capital at
 October 31, 1997                   49,995       $ (7)       $ 7,786     $ 7,779

Net income for the six
 months ended April 30, 1998                        8            751         759

Partners' distributions                            (8)          (804)       (812)

Partners' (deficit) capital at
 at April 30, 1998                  49,995       $ (7)       $ 7,733     $ 7,726

          See Accompanying Notes to Consolidated Financial Statements

d)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                               April 30,
                                                           1998         1997
Cash flows from operating activities:
  Net income                                             $   759     $    56
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                           953         945
      Amortization of discounts and loan costs               140         137
      Loss on disposal of property                            --          39
      Change in accounts:
        Receivables and deposits                             384         360
        Other assets                                          81          20
        Accounts payable                                     (15)        (86)
        Tenant security deposit liabilities                  (10)         (2)
        Accrued property taxes                              (368)       (373)
        Other liabilities                                     14        (241)
           Net cash provided by operating activities       1,938         855

Cash flows from investing activities:
  Property improvements and replacements                    (294)       (540)
  Net deposits to restricted escrows                         (39)        (36)
           Net cash used in investing activities            (333)       (576)

Cash flows from financing activities:
  Partners' distributions                                   (812)       (505)
  Payments on mortgage notes payable                        (378)       (349)
           Net cash used in financing activities          (1,190)       (854)

Net increase (decrease) in cash and cash equivalents         415        (575)
Cash and cash equivalents at beginning of period           1,847       2,291
Cash and cash equivalents at end of period               $ 2,262     $ 1,716

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   951     $   979



          See Accompanying Notes to Consolidated Financial Statements


e)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1997.

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

                                                For the Six Months Ended
                                                        April 30,
                                                   1998           1997
                                                      (in thousands)

Net cash provided by operating activities       $ 1,938        $   855
  Payments on mortgage notes payable               (378)          (349)
  Property improvements and replacements           (294)          (540)
  Change in restricted escrows, net                 (39)           (36)
  Changes in reserves for net operating
   liabilities                                      (86)           322
  Additional reserves                            (1,141)          (252)

   Net cash used in operations                  $    --        $    --


The Corporate General Partner reserved approximately $1,141,000 and $252,000 on April 30, 1998 and 1997, respectively, to fund capital improvements and repairs at its properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and its affiliates were charged to expense in 1998 and 1997:


                                                For the Six Months Ended
                                                        April 30,
                                                    1998       1997
                                                      (in thousands)

Property management fees (included in
 operating expenses)                                $284       $275

Reimbursement for services of affiliates
 (included in operating, general and
 administrative expenses, and investment
 properties) (1)                                     112        125

(1)Included in "reimbursements for services of affiliates" for the six months ended April 30, 1998 and 1997, is approximately $6,000 and $22,000, respectively, in reimbursements for construction oversight costs.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

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

NOTE D - DISPOSAL OF PROPERTY

The Partnership incurred a loss on disposal of approximately $39,000 due to a roof replacement project at Quail Run during the six months ended April 30, 1997.


                          PART II - OTHER INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended April 30, 1998 and 1997:

                                                    Average
                                                   Occupancy
Property                                       1998          1997

Baymeadows Apartments
   Jacksonville, Florida                       93%            95%

Quail Run Apartments
    Columbia, South Carolina                   96%            90%

Countrywood Village Apartments
    Raleigh, North Carolina                    93%            95%

The Corporate General Partner attributes the increase in average occupancy at Quail Run to an exterior painting project which was completed at the property during 1997 in an effort to enhance the curb appeal of the property.

Results of Operations

The Partnership's net income for the six months ended April 30, 1998, was approximately $759,000 compared to approximately $56,000 for the corresponding period in 1997. The Partnership recorded net income of approximately $401,000 for the three months ended April 30, 1998, compared to a net loss of approximately $103,000 for the corresponding period of 1997. The increase in net income for the three and six month periods ended April 30, 1998, compared to the corresponding periods of 1997 is primarily attributable to an increase in rental income as well as a decrease in operating expenses. The increase in rental income is attributable to the increase in average occupancy at Quail Run and an increase in average rental rates at Baymeadows and Countrywood Village, which more than offset these properties' decreases in average occupancy. The decrease in operating expenses is attributable to the completion of the exterior painting projects at Quail Run and Baymeadows during 1997. A parking lot repair project was also completed at Baymeadows during 1997. The decrease in operating expense was partially offset by an increase in major landscaping at Countrywood Village and Baymeadows during the six months ended April 30, 1998. These costs were incurred to attract new tenants and increase occupancy at the properties. Additionally, the Partnership incurred a loss on disposal of property due to a roof replacement project at Quail Run during the period ended April 30, 1997. Offsetting the increase in net income for the six month period ended April 30, 1998, compared to the corresponding period of 1997, is a decrease in other income. Other income decreased primarily due to a decrease in recreational income at Baymeadows as a result of closing the racquet club at the property. This facility had been losing money and it was determined to be in the best interest of the Partnership to close it to outside users at the end of 1997. The facility continues to be maintained and is available for the residents' use and enjoyment. Included in operating expense for the six months ended April 30, 1998, is approximately $113,000 of major repairs and maintenance comprised primarily of major landscaping and window coverings. Included in operating expense for the six months ended April 30, 1997, is approximately $500,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping projects, exterior building repairs, and parking lot repairs.

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

Liquidity and Capital Resources

At April 30, 1998, the Partnership had cash and cash equivalents of approximately $2,262,000 as compared to approximately $1,716,000 at April 30, 1997. The net increase in cash and cash equivalents for the six months ended April 30, 1998, was $415,000. The net decrease in cash and cash equivalents for the six months ended April 30, 1997, was $575,000. Net cash provided by operating activities increased primarily due to the increase in net income as discussed above. The increase is also attributable to the increase in other liabilities due to the timing of payments to creditors. Net cash used in investing activities decreased due to the decrease in purchases of property improvements and replacements. Net cash used in financing activities increased due to increased distributions to partners during the six months ended April 30, 1998.

The Partnership has budgeted approximately $1,500,000 for capital improvements and major repairs and maintenance at the three properties in 1998. Budgeted capital improvements at Baymeadows include major carpet replacement, major landscaping, exterior painting, and gutter repairs. Budgeted capital improvements at Quail Run include roof replacement and major carpet replacement. Countrywood has budgeted major carpet replacement and landscaping in 1998. Of this work the major landscaping at Countrywood was completed during the first quarter. The remaining projects have been started with expenditures approximating budgeted amounts through April 1998. The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves mentioned previously.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,787,000 net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of approximately $812,000 and $505,000 were made during the six months ended April 30, 1998 and 1997, respectively. These distributions were made from property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Corporate General Partner anticipates a distribution to be made in the fourth quarter of fiscal 1998.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K filed in the quarter ended April 30, 1998:

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


                             Date:  June 9, 1998