Form 10QSB
period 1998-07-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1998-09-04
CIK 702174

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

                  For the quarterly period ended July 31, 1998

                                       or

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
                      (in thousands, except per unit data)

                                 July 31, 1998





Assets
  Cash and cash equivalents                                          $ 2,620
  Receivables and deposits                                             1,081
  Restricted escrows                                                   1,807
  Other assets                                                           422
  Investment properties:
     Land                                               $  3,442
     Buildings and related personal property              57,222
                                                          60,664
     Less accumulated depreciation                       (33,710)     26,954

                                                                     $32,884

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                                   $   113
  Tenant security deposit liabilities                                    255
  Accrued property taxes                                                 460
  Other liabilities                                                      253
  Mortgage notes payable                                              23,642

Partners' (Deficit) Capital
  General partners                                      $     (3)
  Limited partners (49,995 units
     issued and outstanding)                               8,164       8,161

                                                                     $32,884
          See Accompanying Notes to Consolidated Financial Statements

b)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended       Nine Months Ended
                                       July 31,                 July 31,
                                   1998         1997         1998        1997
Revenues:
  Rental income                 $2,809       $2,667       $8,276       $7,869
  Other income                     137          154          378          472
     Total revenues              2,946        2,821        8,654        8,341

Expenses:
  Operating                      1,219        1,323        3,571        4,124
  General and administrative        66           53          224          215
  Depreciation                     488          486        1,441        1,431
  Interest                         540          553        1,630        1,670
  Property taxes                   198          202          594          602
  Loss on disposal of property      --           --           --           39
     Total expenses              2,511        2,617        7,460        8,081

     Net income                 $  435       $  204       $1,194       $  260

Net income allocated
  to general partners (1%)      $    4       $    2       $   12       $    3
Net income allocated
  to limited partners (99%)        431          202        1,182          257
                                $  435       $  204       $1,194       $  260

Net income per limited
  partnership unit              $ 8.62       $ 4.04       $23.64       $ 5.14
Distributions per limited
  partnership unit              $   --       $   --       $16.07       $10.00

          See Accompanying Notes to Consolidated Financial Statements

)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                       (in thousands, except unit data)





                                   Limited
                                 Partnership   General   Limited
                                    Units     Partners  Partners     Total

Original capital contributions     50,000      $     2   $50,000   $50,002

Partners' (deficit) capital at
 October 31, 1997                  49,995      $    (7)  $ 7,786   $ 7,779

Net income for the nine
 months ended July 31, 1998            --           12     1,182     1,194

Partners' distributions                --           (8)     (804)     (812)

Partners' (deficit) capital at
 at July 31, 1998                  49,995      $    (3)  $ 8,164   $ 8,161

          See Accompanying Notes to Consolidated Financial Statements

d)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)





                                                     Nine Months Ended July 31,
                                                         1998         1997
Cash flows from operating activities:
  Net income                                          $ 1,194      $   260
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      1,441        1,431
      Amortization of discounts and loan costs            211          207
      Loss on disposal of property                         --           39
      Change in accounts:
        Receivables and deposits                          148          144
        Other assets                                       46          (68)
        Accounts payable                                    9         (155)
        Tenant security deposit liabilities               (22)           4
        Accrued property taxes                           (170)        (171)
        Other liabilities                                  25         (265)
           Net cash provided by operating activities    2,882        1,426

Cash flows from investing activities:
  Property improvements and replacements                 (668)        (727)
  Net deposits to restricted escrows                      (57)         (54)
           Net cash used in investing activities         (725)        (781)

Cash flows from financing activities:
  Partners' distributions                                (812)        (505)
  Payments on mortgage notes payable                     (572)        (530)
           Net cash used in financing activities       (1,384)      (1,035)

Net increase (decrease) in cash and cash equivalents      773         (390)
Cash and cash equivalents at beginning of period        1,847        2,291
Cash and cash equivalents at end of period            $ 2,620      $ 1,901

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $ 1,422      $ 1,462

          See Accompanying Notes to Consolidated Financial Statements

e)
                   SHELTER PROPERTIES IV LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1997.

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



                                                For the Nine Months Ended
                                                        July 31,
                                                   1998           1997
                                                     (in thousands)
Net cash provided by operating activities       $ 2,882        $ 1,426
  Payments on mortgage notes payable               (572)          (530)
  Property improvements and replacements           (668)          (727)
  Change in restricted escrows, net                 (57)           (54)
  Changes in reserves for net operating
   liabilities                                      (36)           511
  Additional reserves                            (1,549)          (326)

   Net cash provided by operations              $    --        $   300


The Corporate General Partner reserved approximately $1,549,000 and $326,000 on July 31, 1998 and 1997, respectively, to fund capital improvements and repairs at its properties.

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

                                                 For the Nine Months Ended
                                                         July 31,
                                                     1998        1997
                                                      (in thousands)

Property management fees (included in
 operating expenses)                                $430       $414
Reimbursement for services of affiliates
 (included in operating, general and
 administrative expenses, and investment
 properties) (1)                                     158        170

(1) Included in "reimbursements for services of affiliates" for the nine months ended July 31, 1998 and 1997, is approximately $8,000 and $26,000, respectively, in reimbursements for construction oversight costs.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

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

On July 21, 1998, an affiliate of Insignia commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership at $500 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 21, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 21, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. The expiration date for the tender offers was extended to August 21, 1998. The Partnership is currently analyzing the final results of these offers.

NOTE D - DISPOSAL OF PROPERTY

The Partnership incurred a loss on disposal of approximately $39,000 due to a roof replacement project at Quail Run during the nine months ended July 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended July 31, 1998 and 1997:

                                               Average Occupancy
Property                                      1998           1997

Baymeadows Apartments                          93%            95%
  Jacksonville, Florida
Quail Run Apartments                           95%            92%
  Columbia, South Carolina
Countrywood Village Apartments                 93%            95%
  Raleigh, North Carolina

The Corporate General Partner attributes the increase in average occupancy at Quail Run to an exterior painting project which was completed at the property during 1997 in an effort to enhance the curb appeal of the property.

Results of Operations

The Partnership's net income for the nine months ended July 31, 1998, was approximately $1,194,000 compared to approximately $260,000 for the corresponding period in 1997. The Partnership recorded net income of approximately $435,000 for the three months ended July 31, 1998, compared to net income of approximately $204,000 for the corresponding period of 1997. The increase in net income for the three and nine month periods ended July 31, 1998, compared to the corresponding periods of 1997 is primarily attributable to an increase in rental income as well as a decrease in operating expenses. The increase in rental income is attributable to the increase in average occupancy and average annual rental rates at Quail Run and an increase in average rental rates at Baymeadows and Countrywood Village, which more than offset these properties' decreases in average occupancy. The decrease in operating expenses is attributable to the completion of the exterior painting projects at Quail Run and Baymeadows during 1997. A parking lot repair project was also completed at Baymeadows during 1997. The decrease in operating expense was partially offset by an increase in major landscaping at Countrywood Village and Baymeadows, as well as an increase in interior painting and decorating expenses at Baymeadows during the nine months ended July 31, 1998. These costs were incurred to attract new tenants and increase occupancy at the properties. Additionally, the Partnership incurred a loss on disposal of property due to a roof replacement project at Quail Run during the period ended July 31, 1997. Offsetting the increase in net income for the nine month period ended July 31, 1998, compared to the corresponding period of 1997, is a decrease in other income. Other income decreased primarily due to a decrease in recreational income at Baymeadows as a result of closing the racquet club at the property. This facility had been losing money and it was determined to be in the best interest of the Partnership to close it to outside users at the end of 1997. The facility continues to be maintained and is available for the residents' use and enjoyment.

Included in operating expense for the nine months ended July 31, 1998 is approximately $138,000 of major repairs and maintenance comprised primarily of major landscaping and window coverings. Included in operating expense for the nine months ended July 31, 1997 is approximately $606,000 of major repairs and maintenance comprised primarily of major landscaping, exterior building repairs and painting, parking lot repairs, window coverings and tennis court repairs.

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

Liquidity and Capital Resources

At July 31, 1998, the Partnership had cash and cash equivalents of approximately $2,620,000 as compared to approximately $1,901,000 at July 31, 1997. The net increase in cash and cash equivalents for the nine months ended July 31, 1998, was $773,000. The net decrease in cash and cash equivalents for the nine months ended July 31, 1997, was $390,000. Net cash provided by operating activities increased primarily due to the increase in net income as discussed above. The increase is also attributable to a decrease in other assets and an increase in accounts payable and other liabilities. The decrease in other assets is attributable to the timing of property and liability insurance payments. The increase in accounts payable and other liabilities is attributable to the status of major repairs and maintenance projects and the timing of payment of invoices. Net cash used in investing activities decreased due to the decrease in purchases of property improvements and replacements. Net cash used in financing activities increased due to increased distributions to partners and increased payments on mortgage notes payable during the nine months ended July 31, 1998.

The Partnership has budgeted approximately $1,500,000 for capital improvements and major repairs and maintenance at the three properties in 1998. Budgeted capital improvements at Baymeadows include major carpet replacement, major landscaping, exterior painting, and gutter repairs. Budgeted capital improvements at Quail Run include roof replacement and major carpet replacement. Countrywood has budgeted major carpet replacement and landscaping in 1998. Of this work the major landscaping at Countrywood was completed during the first quarter. The remaining projects have been started with expenditures approximating budgeted amounts through July 1998. The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves mentioned previously.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,642,000 net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002, at which time the properties will either be refinanced or sold. Cash distributions of approximately $812,000 and $505,000 were made during the nine months ended July 31, 1998 and 1997, respectively. These distributions were made from property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Corporate General Partner anticipates a distribution to be made in the fourth quarter of fiscal 1998.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The Partnership believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K filed in the quarter ended July 31, 1998:

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


                               Date:  September 4, 1998