Form 10KSB
period 1998-10-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1999-02-01
CIK 702174

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                   For the fiscal year ended October 31, 1998
                                       or

[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period.........to.........

                         Commission file number 0-10884

                             SHELTER PROPERTIES IV
                 (Name of small business issuer in its charter)

     South Carolina                                         57-0721760
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

State issuer's revenues for its most recent fiscal year.  $11,566,000 state the aggregate market value of the voting partnership interests held by Non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of October 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1982 and 1983, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate three of these properties. See "Item 2, Properties."

Commencing June 8, 1982, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 49,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner.

The offering terminated on December 15, 1982. Upon termination of the offering, the Registrant had accepted subscriptions for 50,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $50,000,000. The Registrant invested approximately $38,000,000 of such proceeds in five existing apartment properties. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. Until September 30, 1998, property management services were performed at the Partnership's properties by Insignia Management Group L.P. Since October 1, 1998, AIMCO, an affiliate of the Corporate General Partner, has been providing such property management services. (See "Transfer of Control" below)

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Transfer of Control

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. As a result of the Insignia Merger, AIMCO acquired indirect control of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger, which requires the approval of the holders of a majority of the outstanding IPT Shares, is expected to be consummated in February 1999. AIMCO has agreed to vote all of the IPT Shares owned by it (approximately 51%) in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. DESCRIPTION OF PROPERTIES:
The following table sets forth the Registrant's investments in properties:

                                Date of
           Property            Purchase    Type of Ownership         Use
Baymeadows Apartments           9/30/82  Fee ownership subject  Apartment
  Jacksonville, Florida                  to first and second    904 units
                                         mortgages.
Quail Run Apartments            1/03/83  Fee ownership subject  Apartment
  Columbia, South Carolina               to first and second    332 units
                                         mortgages. (1)
Countrywood Village Apartments  3/31/83  Fee ownership subject  Apartment
  Raleigh, North Carolina                to first and second    384 units
                                         mortgages.

1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                  CGrossng    Accumulated                             Federal
Property            Value     Depreciation     Rate      Method      Tax Basis
                       (in thousands)                             (in thousands)
Baymeadows
  Apartments      $33,839      $18,894       5-36 yrs      S/L      $4,589
Quail Run
  Apartments       13,421        6,910       5-34 yrs      S/L       1,620
Countrywood
  Village Apts.    13,630        8,397       5-30 yrs      S/L       1,631
    Total         $60,890      $34,201                              $7,840


See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:
The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                      Principal                                   Principal
                      Balance At    Stated                         Balance
                     October 31,   Interest  Period   Maturity     Due At
Property                 1998        Rate   Amortized   Date    Maturity (2)
                    (in thousands)                             (in thousands)
Baymeadows
 1st Mortgage         $13,731       7.60%      (1)    11/15/02    $11,554
 2nd Mortgage             493       7.60%      (1)    11/15/02        493
Quail Run
 1st Mortgage           5,537       7.60%      (1)    11/15/02      4,659
 2nd Mortgage             199       7.60%      (1)    11/15/02        199
Countrywood Village
 1st Mortgage           4,290       7.60%      (1)    11/15/02      3,610
 2nd Mortgage             154       7.60%      (1)    11/15/02        154
                       24,404
Less unamortized
 discounts               (911)
Total                 $23,493

(1)The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(2)See Item 7, Financial Statements - Note C for information with respect to the Registrant's ability to repay these loans.

RENTAL RATES AND OCCUPANCY:
Average annual rental rate and occupancy for 1998 and 1997 for each property:

                          Average Annual          Average Annual
                          Rental Rates              Occupancy

Property                 1998         1997         1998     1997

Baymeadows             $7,389       $6,969         94%       95%


Quail Run               7,729        7,446         94%       93%

Countrywood Village     7,073        6,757         93%       95%

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good condition. See "Item 6 - Management Discussion and Analysis or Plan of Operation" for information related to budgeted capital improvements at each of the properties.

REAL ESTATE TAXES AND RATES:
Real estate taxes and rates in 1998 for each property were:

                                  1998           1998
                                 Billing         Rate
                             (in thousands)
Baymeadows                       $ 499*           2.13
Quail Run                          173*           1.83
Countrywood                        109*           1.23

These properties have a fiscal year end different than the real estate tax year; therefore, tax expense as stated in the Partnership's Statement of operations does not agree to the 1998 billing.

ITEM 3. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which are scheduled to be heard in February 1999. The Corporate General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fiscal year ended October 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units aggregating $49,900,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 3,193 olders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 19,737 units or 37.474% at October 31, 1998. No Public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended October 31, 1998 and 1997, distributions of $812,000 and $800,000 were paid from operations, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end a distribution from operations of $2,400,000 was paid during November and December 1998. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $1,000 per apartment unit at such property. The reserve accounts are currently fully funded. See "Item 6, Management's Discussion and Analysis or Plan of Operation" for information relating to anticipated capital expenditures at the properties.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Registrant's net income for the year ended October 31, 1998 was $1,531,000 as compared to $507,000 for the year ended October 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses). The increase in net income was due to an increase in total revenue and a decrease in total expenses. Revenues increased due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all three of the Registrant's investment properties which more than offset the small occupancy decreases at Bay Meadows and Countrywood Village. Other income decreased primarily due to a decrease in recreational income at Baymeadows as a result of closing the racquet club at the property. This facility had been losing money and it was determined to be in the best interest of the Registrant to close it to outside users at the end of 1997 in order to reduce maintenance and support staff at the facility. The facility continues to be maintained and is available for the residents' use and enjoyment.

Expenses decreased due to reductions in operating and interest expense which were partially offset by increases in property taxes. Operating expenses decreased due to the completion of (i) the exterior painting projects at Quail Run and Baymeadows during 1997 and (ii) a parking lot repair project was also completed at Baymeadows during 1997. These decreases more than offset the increase in major landscaping at Countrywood Village and Baymeadows, as well as an increase in interior painting, decorating expenses, and sewer repairs at Baymeadows during the year ended October 31, 1998. These costs were incurred to attract new tenants and increase the curb appeal at the properties. Interest expense decreased due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments. The increase in property taxes is attributable to overall increased tax rates at the Registrant's properties.

General and administrative and depreciation expense remained relatively constant or the comparable periods. Included in general and administrative expenses at oth October 31, 1998 and 1997 are management reimbursements to the Corporate eneral Partner allowed under the Partnership Agreement. In addition, costs ssociated with the quarterly and annual communications with investors and egulatory agencies and the annual audit and appraisals required by the artnership Agreement are also included.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Registrant above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended October 31, 1998, no adjustments for impairment of value were recorded.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At October 31, 1998, the Registrant had cash and cash equivalents of approximately $3,181,000 as compared to approximately $1,847,000 at October 31, 1997. The increase in cash and cash equivalents is due to $3,889,000 of cash provided by operating activities, which was partially offset by $974,000 of cash used in investing activities and $1,581,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and partner distributions. The Registrant invests its working capital reserves in a money market mutual fund.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $4.6 million in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Baymeadows include parking lot repairs, plumbing upgrades, major landscaping, roof replacement, major building repairs and improvements to its recreational facility. Budgeted capital improvements at Quail Run include roof replacement, major carpet replacement, and repairs to its air conditioning system. Countrywood has no major budgeted expenditures in 1999. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,493,000 net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $812,000 and $800,000 were made during the year ended October 31, 1998 and 1997, respectively. During the first quarter of fiscal 1999, the Registrant made distributions in the aggregate amount of $2,400,000 from operations. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As of December 31, 1998, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner
is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.
Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - October 31, 1998

     Consolidated Statements of Operations - Years ended October 31, 1998 and
          1997

     Consolidated Statements of Changes in Partners' Capital - Years ended October 31, 1998 and 1997

     Consolidated Statements of Cash Flows - Years ended October 31, 1998 and
          1997

     Notes to Consolidated Financial Statements









               Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties IV


We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of October 31, 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at October 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.




                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
December 17, 1998


                             SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per unit data)

                                October 31, 1998


Assets
  Cash and cash equivalents                                    $  3,181
  Receivables and deposits                                        1,236
  Restricted escrows                                              1,830
  Other assets                                                      400
  Investment properties (Notes C & F):
     Land                                        $   3,442
     Buildings and related personal property        57,448
                                                    60,890
     Less accumulated depreciation                 (34,201)      26,689

                                                               $ 33,336

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                             $    163
  Tenant security deposit liabilities                               248
  Accrued property taxes                                            660
  Other liabilities                                                 274
  Mortgage notes payable (Note C)                                23,493

Partners' Capital
  General partners                               $      --
  Limited partners (49,995 units
     issued and outstanding)                         8,498        8,498

                                                               $ 33,336

          See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                               Years Ended October 31,
                                                  1998        1997
Revenues:
  Rental income                                  $11,055     $10,620
  Other income                                       511         598
     Total revenues                               11,566      11,218

Expenses:
  Operating                                        4,859       5,524
  General and administrative                         283         274
  Depreciation                                     1,932       1,931
  Interest                                         2,166       2,220
  Property taxes                                     795         762
     Total expenses                               10,035      10,711

          Net income (Note D)                    $ 1,531     $   507

Net income allocated to general partner (1%)     $    15     $     5
Net income allocated to limited partners (99%)     1,516         502
                                                 $ 1,531     $   507

Net income per limited partnership unit          $ 30.32     $ 10.04
Distribution per limited partnership unit        $ 16.08     $ 15.84

          See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                              Limited
                            Partnership General    Limited
                               Units    Partners   Partners     Total

Original capital
   contributions               50,000   $     2  $   50,000  $   50,002

Partners' (deficit) capital
  at October 31, 1996          49,995   $    (4) $    8,076  $    8,072

Net income for the year
  ended October 31, 1997           --         5         502         507

Distributions to Partners          --        (8)       (792)       (800)

Partners' (deficit) capital
   at October 31, 1997         49,995        (7)      7,786       7,779

Net income for the year
  ended October 31, 1998           --        15       1,516       1,531

Distributions to Partners          --        (8)       (804)       (812)

Partners' capital at
   October 31, 1998            49,995   $    --  $     8,498 $     8,498

          See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                   Years Ended October 31,
                                                      1998          1997
Cash flows from operating activities:
  Net income                                        $ 1,531       $   507
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                      1,932         1,931
    Amortization of discounts and loan costs            280           276
    Loss on disposal of property                         --            39
    Change in accounts:
      Receivables and deposits                           (7)          (86)
      Other assets                                       47           (53)
      Accounts payable                                   59          (170)
      Tenant security deposit liabilities               (29)            2
      Accrued property taxes                             30           (12)
      Other liabilities                                  46          (269)
       Net cash provided by operating activities      3,889         2,165

Cash flows from investing activities:
  Property improvements and replacements               (894)       (1,024)
  Net deposits to restricted escrows                    (80)          (72)
       Net cash used in investing activities           (974)       (1,096)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (769)         (713)
  Partners' distributions                              (812)         (800)
       Net cash used in financing activities         (1,581)       (1,513)

Net increase (decrease) in cash and cash
  equivalents                                         1,334          (444)
Cash and cash equivalents at beginning of period      1,847         2,291
Cash and cash equivalents at end of period          $ 3,181       $ 1,847

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $ 1,888       $ 1,943

          See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES IV
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control." The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983. The Partnership operates three apartment properties located in the Southeast.

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

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations," as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                            Years Ended October 31,
                                             1998           1997
                                                (in thousands)
Net cash provided by operating activities   $ 3,889       $ 2,165
  Property improvements and replacements       (894)       (1,024)
  Payments on mortgage notes payable           (769)         (713)
  Changes in reserves for net operating
    liabilities                                (146)          588
  Changes in restricted escrows, net            (80)          (72)
   Additional operating reserves                 --          (132)
    Net cash from operations                $ 2,000       $   812


The Corporate General Partner reserved approximately $132,000 on October 31, 1997 to fund capital improvements and repairs at its properties. No amounts were reserved in fiscal 1998 for such purposes.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of $812,000 and $800,000 were made during the years ended October 31, 1998 and 1997, respectively. During the first fiscal quarter of 1999, the Partnership made a distribution in the amount of $2,4000,000 from operations.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property for a total of $1,620,000. As of October 31, 1998, the Partnership has deposits of approximately $1,830,000 in its Reserve Account.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' capital for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1998 and 1997 were approximately $146,000 decrease and approximately $588,000 increase respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrow:


Reserve Account: A general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $1,620,000 in total. The balance at October 31, 1998, is approximately $1,830,000, which includes interest.

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

Loan Costs: Loan costs of approximately $849,000, less accumulated amortization of approximately $503,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered
to be permanent by the Corporate General Partner.   No adjustments for
impairment of value were recorded in the years ended October 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed its review of Statement 131, but does not anticipate the adoption of this statement to materially affect the Partnership. The Partnership will adopt the new requirements retroactively in 1999.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $98,000 and $88,000 for the years ended October 31, 1998 and 1997, respectively were charged to expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. As a result of the Insignia Merger, AIMCO acquired indirect control of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger, which requires the approval of the holders of a majority of the outstanding IPT Shares, is expected to be consummated in February 1999. AIMCO has agreed to vote all of the IPT Shares owned by it (approximately 51%) in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows:

                      Principal    Monthly                        Principal
                      Balance At   Payment   Stated                Balance
                      October 31, Including Interest  Maturity     Due At
Property                 1998     Interest    Rate      Date      Maturity
                         (in thousands)                         (in thousands)
Baymeadows
 1st Mortgage          $13,731      $ 126    7.60%    11/15/02     $11,554
 2nd Mortgage              493          3    7.60%    11/15/02         493
Quail Run
 1st Mortgage            5,537         51    7.60%    11/15/02       4,659
 2nd Mortgage              199          1    7.60%    11/15/02         199
Countrywood Village
 1st Mortgage            4,290         39    7.60%    11/15/02       3,610
 2nd Mortgage              154          1    7.60%    11/15/02         154
                        24,404      $ 221
Less unamortized
 discounts                (911)
Total                  $23,493

The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced in 1992, thereby, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $1,964,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes could not be prepaid prior to November 15, 1997, thereafter, prepayment penalties are required if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

The estimated fair values of the Partnership's aggregate debt is approximately $24,404,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1998, are as follows (in thousands):


               1999                  $   830
               2000                      896
               2001                      966
               2002                   21,712
                                     $24,404

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                               1998          1997

Net income as reported                       $ 1,531       $   507
Add (deduct):
  Amortization of present value discounts         (2)           (6)
  Depreciation differences                       897        (1,160)
  Change in prepaid rental                      (138)          203
  Accrued expenses                                33          (100)
  Other                                           14            40
Federal taxable income (loss)                  2,335       $  (516)
Federal taxable income (loss) per limited
    partnership unit                         $ 46.24       $(10.21)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                    $  8,498
    Land and buildings                           9,256
    Accumulated depreciation                   (28,105)
    Syndication                                  6,293
    Other                                          208
    Net liabilities - tax basis               $ (3,850)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the

Corporate General Partner and affiliates during the year ended October 31, 1998 and 1997:


                                                      1998        1997
                                                      (in thousands)
  Property management fees (included in operating
    expenses)                                      $ 576         $ 558
  Reimbursement for services of affiliates
    (included in operating, general and
    administrative expenses, and investment
    properties) (1)                                  214           223

(1) Included in "reimbursements for services of affiliates" for the years ended October 31, 1998 and 1997, is approximately $17,000 and $29,000, respectively, in reimbursements for construction oversight costs.

During the years ended October 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties as compensation for providing property management services. These services were performed by Insignia Management, L.P. during 1997 and until October 1, 1998 (the effective date of the Insignia Merger (see Note B)), at which time AIMCO Management began providing such services. The Registrant paid to such affiliates $576,000 and $558,000 for the years ended October 31, 1998 and 1997 respectively.

Insignia Residential Group, L.P., received reimbursement of accountable administrative expenses amounting to approximately $199,000 and $223,000 for the eleven months ended September 30, 1998 and the year ended October 30, 1997, respectively. For October 1998, an affiliate of AIMCO received reimbursements for administrative expenses of approximately $15,000.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership at $500 per Unit, net to the seller in cash. The Purchaser acquired 3,685 units pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 19,737 limited partnership units or 39.474%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties




                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                       Buildings       Cost
                                                      and Related   Capitalized
                                                        Personal   Subsequent to
Description                  Encumbrances     Land      Property    Acquisition

Baymeadows
  Jacksonville, Florida         $14,224      $ 1,884     $26,916        $ 5,039

Quail Run
  Columbia, South Carolina        5,736          875      10,642          1,904

Countrywood Village
  Raleigh, North Carolina         4,444          683      10,711          2,236

    Totals                      $24,404      $ 3,442     $48,269        $ 9,179




      Gross Amount At Which Carried
           At October 31, 1998
            (in thousands)

                                        Buildings
                                        And Related
                                         Personal               Accumulated    Date of      Date     Depreciable
       Description            Land       Property     Total    Depreciation  Construction Acquired   Life-Years
Baymeadows
 Jacksonville, Florida     $    1,884     $31,955      $33,839    $18,894      1969-1975  09/30/82        5-36

Quail Run
 Columbia, South  Carolina        875       12,546      13,421      6,910      1970-1973  01/03/83        5-34

Countrywood Village
 Raleigh, North Carolina          683       12,947      13,630      8,397      1973-1974  03/31/83        5-30
     Totals                $    3,442      $57,448     $60,890    $34,201

Reconciliation of "Real Estate and Accumulated Depreciation":


                                      Years Ended October 31,
                                       1998         1997
                                          (in thousands)
Real Estate
Balance at beginning of year           $59,996      $59,038
    Property improvements                  894        1,024
    Disposals of property                   --          (66)
Balance at End of Year                 $60,890      $59,996

Accumulated Depreciation
Balance at beginning of year           $32,269      $30,365
    Additions charged to expense         1,932        1,931
    Disposals of property                   --          (27)
Balance at end of year                 $34,201      $32,269

The aggregate cost of the real estate for Federal income tax purposes at October 31, 1998 and 1997 is approximately $70,146,000 and approximately $69,252,000, respectively. The accumulated depreciation taken for Federal income tax purposes at October 31, 1998 and 1997 is approximately $62,305,000 and approximately $61,270,000, respectively.

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which are scheduled to be heard in February 1999. The Corporate General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

    None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (the former parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the present executive officers and director of Shelter Realty IV Corporation ("Corporation") are set forth below. There are no family relationships between or among any officers or directors.

        Name          Age                    Position
Patrick J. Foye        41         Executive Vice President and
                                     Director
Timothy R. Garrick     42         Vice President - Accounting

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. "Randy" Garrick has served as Vice President-Accounting of the Corporate General Partner and AIMCO since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting for Insignia Financial Group. From 1987 to 1990, Mr. Garrick served as Investment Advisor for U.S. Shelter Corporation. From 1984 to 1987, Mr. Garrick served as Partnership Investment Analyst for U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina in 1979 and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1998.

                                          Number
 Entity                                  of Units        Percentage

 Cooper River Properties, LLC
  (an affiliate of AIMCO)                  3,685            7.37%
 Insignia Properties LP (an affiliate
  of AIMCO)                               16,052           32.11%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 39.474% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for the remaining limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received cash distributions of $8,000 from operations as General Partners during both the fiscal year ended October 31, 1998 and 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to Item 7, Financial Statements - Note A - Allocation of Cash Distributions and Allocation of Profits, Gain, and Losses.

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's partnership agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the year ended October 31, 1998 and 1997:


                                                         1998          1997
                                                           (in thousands)
  Property management fees (included in operating
    expenses)                                           $ 576         $ 558
  Reimbursement for services of affiliates
    (included in operating, general and
    administrative expenses, and investment
    properties) (1)                                       214           223

(1) Included in "reimbursements for services of affiliates" for the years ended October 31, 1998 and 1997, is approximately $17,000 and $29,000, respectively, in reimbursements for construction oversight costs.

During the year ended October 31, 1997 and for the eleven months ended September 30, 1998, Insignia Management L.P., an affiliate of the Corporate General Partner, was entitled to receive 5% of gross receipts from all of the Registrant's properties it manages. Insignia Management earned management fees of $558,000 and $527,000, respectively for such periods. For October 1998, AIMCO Management, an affiliate of the Corporate General Partner, performed Property management services at the Partnership's properties. AIMCO Management earned management fees of $49,000 for such portion of 1998.

Insignia Residential Group, L.P., received reimbursement of accountable administrative expenses amounting to approximately $199,000 and $223,000 for the eleven months ended September 30, 1998 and the year ended October 30, 1997, respectively. For October 1998, an affiliate of AIMCO received reimbursements for administrative expenses of approximately $15,000.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership at $500 per Unit, net to the seller in cash. The Purchaser acquired 3,685 units pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 19,737 limited partnership units or 39.474%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

    (b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

          Current Report on Form 8-K filed on October 1, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SHELTER PROPERTIES IV


                             By:   Shelter Realty IV Corporation
                                  Corporate General Partner



                             By:   /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President

                              By:  /s/Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)

                             Date:  January 29, 1999

n accordance with the Exchange Act, this report has been signed below by the ollowing persons on behalf of the Registrant and in the capacities and on the ate indicated.





/s/Patrick J. Foye                 Date:  January 29, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick              Date:  January 29, 1999
Timothy R. Garrick
Vice President - Accounting
(Duly Authorized Officer)
                                   EXHIBIT INDEX

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


                                   EXHIBIT INDEX

EXHIBIT

(III)  Contracts related to refinancing of debt:

  (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village.*

  (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village.*

  (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First

       Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village.*

  (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run and Countrywood Village. *

  (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows, Quail Run and Countrywood Village.

  (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows, Quail Run and Countrywood Village.*

       *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

27     Financial Data Schedule.

28 (a) Agreement of Limited Partnership for Quail Run IV Limited Partnership between Shelter IV GP Limited Partnership and Shelter Properties IV entered into on February 12, 1992. (Filed as Exhibit 28 to Form 10-QSB
       - Quarterly or Transitional Report filed June 11, 1993 and incorporated herein by reference.)