Form 10QSB
period 1999-01-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1999-03-17
CIK 702174

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

                For the quarterly period ended January 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-10884


                             SHELTER PROPERTIES IV
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                January 31, 1999

Assets

  Cash and cash equivalents                                        $ 1,518

  Receivables and deposits                                             565

  Restricted escrows                                                 1,849

  Other assets                                                         374

  Investment properties:

     Land                                               $  3,442

     Buildings and related personal property              57,772

                                                          61,214

     Less accumulated depreciation                       (34,688)   26,526

                                                                   $30,832


Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                                 $   279

  Tenant security deposit liabilities                                  244

  Accrued property taxes                                                68

  Other liabilities                                                    244

  Mortgage notes payable                                            23,340


Partners' (Deficit) Capital

  General partners                                      $    (18)

  Limited partners (49,995 units

     issued and outstanding)                               6,675     6,657


                                                                   $30,832


          See Accompanying Notes to Consolidated Financial Statements

b)
                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                 Three Months Ended
                                                    January 31,
                                                  1999         1998
Revenues:
  Rental income                                  $2,789       $2,750
  Other income                                      143          112
     Total revenues                               2,932        2,862

Expenses:
  Operating                                       1,111        1,209
  General and administrative                         68           76
  Depreciation                                      487          472
  Interest                                          532          546
  Property taxes                                    175          201
     Total expenses                               2,373        2,504

     Net income                                  $  559       $  358

Net income allocated to general partners (1%)    $    6       $    4

Net income allocated to limited partners (99%)      553          354

                                                 $  559       $  358


Net income per limited partnership unit          $11.06       $ 7.08

Distribution per limited partnership unit        $47.52       $   --

          See Accompanying Notes to Consolidated Financial Statements


c)
                             SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited

                                 Partnership   General    Limited

                                    Units      Partners   Partners    Total


Original capital contributions     50,000      $     2    $50,000    $50,002


Partners' capital at

 October 31, 1998                  49,995      $    --    $ 8,498    $ 8,498


Net income for the three

 months ended January 31, 1999         --            6        553        559


Distributions to partners              --          (24)    (2,376)    (2,400)

Partners' (deficit) capital at

 at January 31, 1999               49,995      $   (18)   $ 6,675    $ 6,657


          See Accompanying Notes to Consolidated Financial Statements


d)
                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                 Three Months Ended January 31,

                                                       1999          1998

Cash flows from operating activities:

  Net income                                        $   559      $   358

  Adjustments to reconcile net income to net

    cash provided by operating activities:

      Depreciation                                      487          472

      Amortization of discounts and loan costs           69           69

      Change in accounts:

        Receivables and deposits                        671          538

        Other assets                                      5           24

        Accounts payable                                116           60

        Tenant security deposit liabilities              (4)          (8)

        Accrued property taxes                         (592)        (563)

        Other liabilities                               (30)          (3)

           Net cash provided by operating

              activities                              1,281          947

Cash flows from investing activities:

  Property improvements and replacements               (324)        (116)

  Net deposits to restricted escrows                    (19)         (19)

           Net cash used in investing activities       (343)        (135)


Cash flows from financing activities:

  Partners' distributions                            (2,400)          --

  Payments on mortgage notes payable                   (201)        (187)

           Net cash used in financing activities     (2,601)        (187)


Net (decrease) increase in cash and cash

             equivalents                             (1,663)         625

Cash and cash equivalents at beginning of period      3,181        1,847

Cash and cash equivalents at end of period          $ 1,518      $ 2,472


Supplemental disclosure of cash flow information:

  Cash paid for interest                            $   463      $   477

Supplemental disclosure of non-cash activity:

  Distribution payable                              $    --      $   812


          See Accompanying Notes to Consolidated Financial Statements


e)
                             SHELTER PROPERTIES IV
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                               For the Three Months Ended
                                                       January 31,
                                                   1999           1998
                                                     (in thousands)

Net cash provided by operating activities       $ 1,281        $   947

  Payments on mortgage notes payable               (201)          (187)

  Property improvements and replacements           (324)          (116)

  Changes in restricted escrows, net                (19)           (19)

  Changes in reserves for net operating

   liabilities                                     (166)           (48)

  Additional operating reserves                    (571)          (577)


   Net cash from operations                     $    --        $    --


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $571,000 and $577,000 at January 31, 1999 and 1998, respectively to fund continuing capital improvements and repairs at the Partnership's three investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the quarter ended January 31, 1999 and 1998:

                                                    1999         1998
                                                     (in thousands)

Property management fees (included in

 operating expenses)                                $147       $143

Reimbursement for services of affiliates

 (included in operating, general and

 administrative expenses, and investment

 properties) (1)                                      45         58


(1) Included in "reimbursements for services of affiliates" for the three months ended January 31, 1998 is approximately $2,000, in reimbursements for construction oversight costs. No such costs were incurred for the three months ended January 31, 1999.

During the quarter ended January 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $147,000 and $143,000 for the quarters ended January 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $45,000 and $58,000 for the quarters ended January 31, 1999 and 1998, respectively.

As a result of its ownership of 19,737 limited partnership units or 39.474% AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it owns in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

NOTE E - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

As defined by Statement 131, the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes located in three states: Florida, South Carolina, and North Carolina. The Partnership rents apartment units to people for terms that are typically less than twelve months.

The Partnership evaluates performance based on net operating income, which is defined as income before interest expense, depreciation, amortization of intangibles, casualty expense, gain or loss on disposal of property, and gain or loss on extinguishment of debt. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended October 31, 1998.

The Partnership's reportable segments are business units (investment properties) that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended January 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

              1999                RESIDENTIAL    OTHER      TOTALS

Rental income                     $   2,789    $     --   $  2,789
Other income                            122          21        143
Interest expense                        532          --        532
Depreciation                            487          --        487
General and administrative
 expense                                 --          68         68
Segment profit (loss)                   606         (47)       559
Total assets                         29,688       1,144     30,832
Capital expenditures for
 investment properties                  324          --        324

              1998                RESIDENTIAL    OTHER      TOTALS

Rental income                     $  2,750      $    --   $ 2,750
Other income                            92           20       112
Interest expense                       546           --       546
Depreciation                           472           --       472
General and administrative
 expense                                --           76        76
Segment profit (loss)                  414          (56)      358
Total assets                        30,820        1,970    32,790
Capital expenditures for
 investment properties                 116           --       116


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended January 31, 1999 and 1998:

                                               Average Occupancy
Property                                      1999           1998

Baymeadows Apartments                          94%            93%
  Jacksonville, Florida
Quail Run Apartments                           91%            96%
  Columbia, South Carolina
Countrywood Village Apartments                 93%            95%
  Raleigh, North Carolina

The Corporate General Partner attributes the decrease in average occupancy at Quail Run to several of their tenants which were renting under short term corporate leases moving out and other tenants moving out to purchase homes dues to low interest rates.

Results of Operations

The Registrant's net income for the three months ended January 31, 1999 was $559,000 as compared to $358,000 for the three months ended January 31, 1998. The increase in net income was primarily due to a decrease in total expenses and to a lesser extent, an increase in total revenue. Revenues increased due to an increase in rental income and other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all three of the Registrant's investment properties which more than offset the occupancy decreases at Quail Run and Countrywood Village. Other income increased primarily due to an increase in deposit forfeitures at Baymeadows Apartments.

Expenses decreased primarily due to a reductions in operating expenses and to a lesser extent a reduction in interest, property taxes, and general and administrative expenses. Operating expenses decreased due to the completion prior to the first quarter of 1999 of major landscaping projects at Baymeadows and Countrywood Village which were in process during the first quarter of 1998. These costs were incurred to attract new tenants and increase the curb appeal at the properties. Interest expense decreased due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments.

General and administrative expense decreased slightly as a result of a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At January 31, 1999, the Registrant had cash and cash equivalents of approximately $1,518,000 as compared to approximately $2,472,000 at January 31, 1998. The decrease in cash and cash equivalents is due to, $343,000 of cash used in investing activities and $2,601,000 of cash used in financing activities which was partially offset by $1,281,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $4.6 million in capital improvements for all of the Registrant' properties in 1999. Budgeted capital improvements at Baymeadows include parking lot repairs, plumbing upgrades, major landscaping, roof replacement, major building repairs and improvements to its recreational facility. Budgeted capital improvements at Quail Run include roof replacement, major carpet replacement, and repairs to its air conditioning system. Countrywood has no major budgeted expenditures in 1999. The projects have been started with expenditures approximating budgeted amounts through January 1999. The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,340,000 net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $2,400,000 was made during the quarter ended January 31, 1999. A cash distribution of approximately $812,000 was declared during the three months ended January 31, 1998 and paid in

February 1998. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

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

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In this regard, the Corporate General Partner focused on the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expenses will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)Reports on Form 8-K filed in the quarter ended January 31, 1999:

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

                              SHELTER PROPERTIES IV

                              By:    Shelter Realty IV Corporation
                                     Corporate General Partner

                              By:    /s/Patrick J. Foye
                                     Patrick J. Foye
                                     Executive Vice President and Director

                              By:    /s/Timothy R. Garrick
                                     Timothy R. Garrick
                                     Vice President - Accounting and Director

                              Date:  March 17, 1999