Form 10QSB
period 1999-04-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1999-06-11
CIK 702174

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

                 For the quarterly period ended April 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from            to

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
                      (in thousands, except per unit data)

                                 April 30, 1999



Assets

  Cash and cash equivalents                                         $ 2,090

  Receivables and deposits                                              700

  Restricted escrows                                                  1,649

  Other assets                                                          431

  Investment properties:

     Land                                               $  3,442

     Buildings and related personal property              57,981

                                                          61,423

     Less accumulated depreciation                       (35,162)    26,261

                                                                    $31,131
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                                  $    86

  Tenant security deposit liabilities                                   247

  Accrued property taxes                                                273

  Other liabilities                                                     232

  Mortgage notes payable                                             23,183

Partners' (Deficit) Capital

  General partners                                      $    (14)

  Limited partners (49,995 units

     issued and outstanding)                               7,124      7,110

                                                                    $31,131



          See Accompanying Notes to Consolidated Financial Statements
b)
                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Three Months Ended         Six Months Ended
                                      April 30,                 April 30,
                                  1999          1998         1999        1998
Revenues:
  Rental income                $2,817        $2,717        $5,606      $5,467
  Other income                    104           129           247         241
     Total revenues             2,921         2,846         5,853       5,708

Expenses:
  Operating                     1,169         1,143         2,280       2,352
  General and administrative       92            82           160         158
  Depreciation                    474           481           961         953
  Interest                        528           544         1,060       1,090
  Property taxes                  205           195           380         396
     Total expenses             2,468         2,445         4,841       4,949

Net income                     $  453        $  401        $1,012      $  759

Net income allocated
  to general partners (1%)     $    4        $    4        $   10      $    8
Net income allocated
  to limited partners (99%)       449           397         1,002         751

                               $  453        $  401        $1,012      $  759
Net income per limited
  partnership unit             $ 8.98        $ 7.94        $20.04      $15.02

Distributions per limited
  partnership unit             $   --        $16.08        $47.52      $16.08


          See Accompanying Notes to Consolidated Financial Statements

c)
                             SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited

                                 Partnership  General   Limited

                                    Units    Partners   Partners     Total


Original capital contributions      50,000     $  2      $50,000    $50,002


Partners' capital at

 October 31, 1998                   49,995     $ --      $ 8,498    $ 8,498


Net income for the six

 months ended April 30, 1999            --       10        1,002      1,012


Partners' distributions                 --      (24)      (2,376)    (2,400)

Partners' (deficit) capital at

 at April 30, 1999                  49,995     $(14)     $ 7,124    $ 7,110


          See Accompanying Notes to Consolidated Financial Statements
d)
                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Six Months Ended April 30,

                                                         1999          1998

Cash flows from operating activities:

  Net income                                           $ 1,012      $   759

  Adjustments to reconcile net income to net

    cash provided by operating activities:

      Depreciation                                         961          953

      Amortization of discounts and loan costs             138          140

      Change in accounts:

        Receivables and deposits                           536          384

        Other assets                                       (73)          81

        Accounts payable                                   (77)         (15)

        Tenant security deposit liabilities                 (1)         (10)

        Accrued property taxes                            (387)        (368)

        Other liabilities                                  (42)          14

           Net cash provided by operating activities     2,067        1,938


Cash flows from investing activities:

  Property improvements and replacements                  (533)        (294)

  Net deposits to restricted escrows                       181          (39)

           Net cash used in investing activities          (352)        (333)


Cash flows from financing activities:

  Partners' distributions                               (2,400)        (812)

  Payments on mortgage notes payable                      (406)        (378)

           Net cash used in financing activities        (2,806)      (1,190)


Net (decrease) increase in cash and cash equivalents    (1,091)         415

Cash and cash equivalents at beginning of period         3,181        1,847

Cash and cash equivalents at end of period             $ 2,090      $ 2,262


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   922      $   951


          See Accompanying Notes to Consolidated Financial Statements
e)
                             SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1998.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The General Partner of the consolidated partnership is the Corporate General Partner. The Corporate General Partner may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement of the Partnership (the "Partnership Agreement"). However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                For the Six Months Ended

                                                        April 30,

                                                   1999           1998

                                                     (in thousands)

Net cash provided by operating activities       $ 2,067        $ 1,938

  Payments on mortgage notes payable               (406)          (378)

  Property improvements and replacements           (533)          (294)

  Change in restricted escrows, net                 181            (39)

  Changes in reserves for net operating

   liabilities                                       44            (86)

  Additional reserves                            (1,353)        (1,141)


   Net cash from operations                     $    --        $    --


The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $1,353,000 and $1,141,000 at April 30, 1999 and 1998, respectively, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the six months ended April 30, 1999 and 1998:


                                                     1999         1998

                                                      (in thousands)

Property management fees (included in

 operating expenses)                                $293       $284

Reimbursement for services of affiliates

 (included in operating, general and

 administrative expenses, and investment

 properties) (1)                                      91        112


(1) Included in "Reimbursement for services of affiliates" for the six months ended April 30, 1998, is approximately $6,000 in reimbursements for construction oversight costs. No such costs were incurred for the six months ended April 30, 1999.

During the six months ended April 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $293,000 and $284,000 for the six months ended April 30, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $91,000 and $112,000 for the six months ended April 30, 1999 and 1998, respectively.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of three apartment complexes located in Florida, South Carolina, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended October 31, 1998.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six month periods ended April 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  Residential     Other       Totals

Rental income                          $ 5,606      $    --     $ 5,606
Other income                              217            30         247
Interest expense                        1,060            --       1,060
Depreciation                              961            --         961
General and administrative expense         --           160         160
Segment profit (loss)                   1,142          (130)      1,012
Total assets                            30,174          957      31,131
Capital expenditures for
  investment properties                   533            --         533


               1998                  Residential     Other       Totals

Rental income                         $ 5,467       $    --     $ 5,467
Other income                              204            37         241
Interest expense                        1,090            --       1,090
Depreciation                              953            --         953
General and administrative expense         --           158         158
Segment profit (loss)                     880          (121)        759
Total assets                           30,628         1,745      32,373
Capital expenditures
  for investment properties               294            --         294

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. These costs have been paid and are included in general and administrative expenses at April 30, 1999. The expense did not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended April 30, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                      1999           1998

Baymeadows Apartments
   Jacksonville, Florida                       94%            93%

Quail Run Apartments
    Columbia, South Carolina                   92%            96%

Countrywood Village Apartments
    Raleigh, North Carolina                    93%            93%


The Corporate General Partner attributes the decrease in average occupancy at Quail Run to tenants moving out to purchase homes due to lower interest rates and decreased market conditions in the Columbia area.

Results of Operations

The Partnership's net income for the six months ended April 30, 1999 was approximately $1,012,000 compared to approximately $759,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $453,000 for the three months ended April 30, 1999 compared to net income of approximately $401,000 for the corresponding period in 1998. The increase in net income for the six months ended April 30, 1999 compared to the corresponding period in 1998 is the result of an increase in total revenues and a decrease in total expenses. The increase in net income for the three months ended April 30, 1999 compared to the corresponding period in 1998 is primarily attributable to an increase in total revenues which was partially offset by a slight increase in total expenses. The increase in total revenues for both the three and six months ended April 30, 1999 is primarily attributable to an increase in rental income as a result of an increase in average annual rental rates at all three of the Registrant's investment properties which more than offset a decrease in occupancy at Quail Run Apartments.

Total expenses decreased for the six months ended April 30, 1999 primarily due to reductions in operating and interest expense. Operating expense decreased due to the completion of major landscaping projects at Baymeadows and Countrywood Village, and window covering replacements at Baymeadows in the first quarter of 1998. In addition, insurance expense, which is included in operating expense, decreased due to a change in insurance carriers late in 1998. Operating expense increased, however, during the three months ended April 30, 1999, as compared to the three months ended April 30, 1998 primarily due to increases in salaries and maintenance expenses at Quail Run Apartments. Interest expense decreased due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments.

All other expenses remained relatively constant for the comparable three and six month periods. Included in general and administrative expense are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At April 30, 1999, the Partnership had cash and cash equivalents of approximately $2,090,000 as compared to approximately $2,262,000 at April 30, 1998. Cash and cash equivalents decreased approximately $1,091,000 for the six months ended April 30, 1999 from the Registrant's fiscal year end. This decrease was primarily due to approximately $2,806,000 of net cash used in financing activities and approximately $352,000 of net cash used in investing activities, which was partially offset by approximately $2,067,000 of net cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was slightly offset by net receipts from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Baymeadows Apartments: The Partnership completed approximately $391,000 in capital expenditures at Baymeadows Apartments as of April 30, 1999, consisting primarily of flooring and drapery replacement, pool repairs, landscaping, and plumbing work. These improvements were funded from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $3,821,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,821,000 for 1999 consisting primarily of parking lot repairs, plumbing upgrades, major landscaping, roof replacements, major building repairs, and improvements to its recreational facility.

Quail Run Apartments: The Partnership completed approximately $83,000 in capital expenditures at Quail Run Apartments as of April 30, 1999, consisting primarily of appliance and flooring replacement and roof replacements. These improvements were funded primarily from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $412,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $404,000 for 1999 consisting primarily of roof replacements, landscaping, major carpet replacement, and repairs to its air conditioning system.

Countrywood Village Apartments: The Partnership completed approximately $59,000 in capital expenditures at Countrywood Apartments as of April 30, 1999, consisting primarily of parking area repairs, flooring replacements and new appliances. These improvements were funded primarily from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $200,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $248,000 for 1999 consisting primarily of interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,183,000, net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $2,400,000 ($47.52 per limited partnership unit) was made during the six months ended April 30, 1999.
A cash distribution of approximately $812,000 ($16.08 per limited partnership unit) was made from operations during the six months ended April 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of AIMCO commenced a tender offer to purchase up to 13,550.39 units (27.10% of the total outstanding units) of limited partnership interest in the Partnership for a purchase price of $536.00 per unit. The offer is scheduled to expire on June 28, 1999, unless extended. It is possible that subsequent to the consummation of this offer, AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to the securities to be issued in an exchange offer has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of April 30, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of May 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of May 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by August 31, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. These costs have been paid and are included in general and administrative expenses at April 30, 1999. The expense did not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K filed during the quarter ended April 30, 1999:

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



                                 SHELTER PROPERTIES IV

                                 By:    Shelter Realty IV Corporation
                                        Corporate General Partner

                                  By:   /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President and Director

                                  By:   /s/Carla R. Stoner
                                        Carla R. Stoner
                                        Senior Vice President
                                        Finance and Administration

                                  Date: