Form 10QSB
period 1999-07-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 1999-09-14
CIK 702174

FORM 10-QSB QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                             SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                                 July 31, 1999



Assets
  Cash and cash equivalents                                    $  2,975
  Receivables and deposits (net of allowance for
  doubtful accounts of $19)                                         888
  Restricted escrows                                                886
  Other assets                                                      619
Investment properties:
    Land                                           $  3,442
    Buildings and related personal property          58,418
                                                     61,860
    Less accumulated depreciation                   (35,687)     26,173
                                                               $ 31,541
Liabilities and Partners' (Deficit) Capital
Liabilities
    Accounts payable                                           $    157
    Tenant security deposit liabilities                             245
    Accrued property taxes                                          486
    Other liabilities                                               245
    Mortgage notes payable                                       23,028

Partners' (Deficit) Capital
    General partners                              $    (11)
    Limited partners (49,995 units issued and
        outstanding)                                  7,391       7,380

                                                               $ 31,541

          See Accompanying Notes to Consolidated Financial Statements


b)

                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended      Nine Months Ended
                                        July 31,               July 31,
                                    1999       1998         1999        1998
Revenues:
   Rental income                   $2,756     $2,809       $8,362      $8,276
   Other income                       131        137          378         378
     Total revenues                 2,887      2,946        8,740       8,654

Expenses:
   Operating                        1,245      1,219        3,525       3,571
   General and administrative         101         66          261         224
   Depreciation                       525        488        1,486       1,441
   Interest                           533        540        1,593       1,630
   Property taxes                     213        198          593         594
     Total expenses                 2,617      2,511        7,458       7,460

Net income                         $  270     $  435       $1,282      $1,194

Net income allocated to
   general partners (1%)           $    3     $    4       $   13      $   12

Net income allocated to
   limited partners (99%)             267        431        1,269       1,182
                                   $  270     $  435       $1,282      $1,194
Net income per limited
   partnership unit                $ 5.34     $ 8.62       $25.38      $23.64

Distributions per limited
   partnership unit                $   --     $   --       $47.52      $16.08

          See Accompanying Notes to Consolidated Financial Statements


c)

                             SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership  General   Limited
                                  Units    Partners   Partners    Total

Original capital contributions    50,000    $     2   $50,000    $50,002

Partners' (deficit) capital at
 October 31, 1998                 49,995    $    --   $ 8,498    $ 8,498

Net income for the nine months
 ended July 31, 1999                  --        13      1,269      1,282

Partners' distributions               --       (24)    (2,376)    (2,400)

Partners' (deficit) capital at
 July 31, 1999                    49,995   $   (11)   $ 7,391    $ 7,380

          See Accompanying Notes to Consolidated Financial Statements


d)

                             SHELTER PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                                July 31,
                                                            1999        1998
Cash flows from operating activities:
  Net income                                             $ 1,282     $ 1,194
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation                                             1,486       1,441
  Amortization of discounts and loan costs                   214         211
Change in accounts:
  Receivables and deposits                                   348         148
  Other assets                                              (284)         46
  Accounts payable                                            (6)          9
  Tenant security deposit liabilities                         (3)        (22)
  Accrued property taxes                                    (174)       (170)
  Other liabilities                                          (29)         25

     Net cash provided by operating activities             2,834       2,882

Cash flows from investing activities:
  Property improvements and replacements                    (970)       (668)

  Net withdrawals from (deposits to) restricted escrows      944         (57)

  Net cash used in investing activities                      (26)       (725)

Cash flows from financing activities:
Partners' distributions                                   (2,400)       (812)
Payments on mortgage notes payable                          (614)       (572)

  Net cash used in financing activities                   (3,014)     (1,384)

Net (decrease) increase in cash and cash equivalents        (206)        773
Cash and cash equivalents at beginning of period           3,181       1,847
Cash and cash equivalents at end of period               $ 2,975     $ 2,620

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $ 1,378     $ 1,422

          See Accompanying Notes to Consolidated Financial Statements


e)

                             SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

                                                  For the Nine Months Ended
                                                           July 31,
                                                     1999             1998
                                                        (in thousands)
Net cash provided by operating activities          $ 2,834           $ 2,882
Payments on mortgage notes payable                    (614)             (572)
Property improvements and replacements                (970)             (668)
Change in restricted escrows, net                      944               (57)
Changes in reserves for net operating
  liabilities                                          148               (36)
Additional reserves                                 (2,342)           (1,549)

Net cash from operations                           $    --           $    --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $2,342,000 and $1,549,000 at July 31, 1999 and 1998, respectively, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the nine months ended July 31, 1999 and 1998:

                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expenses)                         $439       $430
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                  150        158

During the nine months ended July 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts for all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $439,000 and $430,000 for the nine months ended July 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $150,000 and $158,000 for the nine months ended July 31, 1999 and 1998, respectively. Included in these expenses is approximately $4,000 and $8,000 in reimbursements for construction oversight costs for the nine months ended July 31, 1999 and 1998, respectively.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 13,550.39 (27.10% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $536 per unit. The offer expired on July 30, 1999. Pursuant to this offer, AIMCO Properties, L.P. acquired 1,245.33 units. As a result, AIMCO and its affiliates currently own 20,982.33 units of limited partnership interest in the Partnership representing 41.97% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the nine month periods ended July 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals

Rental income                           $ 8,362       $    --     $ 8,362
Other income                                340            38         378
Interest expense                          1,593            --       1,593
Depreciation                              1,486            --       1,486
General and administrative expense           --           261         261
Segment profit (loss)                     1,505          (223)      1,282
Total assets                             30,668           873      31,541
Capital expenditures for investment
  properties                                970            --         970

                1998                  Residential      Other       Totals

Rental income                           $ 8,276       $    --     $ 8,276
Other income                                320            58         378
Interest expense                          1,630            --       1,630
Depreciation                              1,441            --       1,441
General and administrative expense           --           224         224
Segment profit (loss)                     1,360          (166)      1,194
Total assets                             30,903         1,981      32,884
Capital expenditures for investment
  properties                                668            --         668

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner, and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended July 31, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                       1999          1998

Baymeadows Apartments
  Jacksonville, Florida                        93%           93%

Quail Run Apartments
  Columbia, South Carolina                     92%           95%

Countrywood Village Apartments
  Raleigh, North Carolina                      93%           93%

The Corporate General Partner attributes the decrease in average occupancy at Quail Run to increased home sales and decreased rental market conditions in the Columbia area.

Results of Operations

The Partnership's net income for the nine months ended July 31, 1999 was approximately $1,282,000 compared to approximately $1,194,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $270,000 for the three months ended July 31, 1999 compared to net income of approximately $435,000 for the corresponding period in 1998. The increase in net income for the comparable nine months periods is primarily due to an increase in total revenues, while total expenses remained relatively constant. The increase in total revenues was due to an increase in rental income. Rental income increased due to an increase in average annual rental rates at all three of the Registrant's investment properties, which more than offset a decrease in occupancy at Quail Run. The decrease in net income for the three months ended July 31, 1999 compared to the corresponding period in 1998 is attributable to a decrease in total revenues and an increase in total expenses for the three month period. The decrease in total revenues is primarily due to a decrease in rental income, which is the result of the decrease in occupancy at Quail Run from the comparable period in 1998. Also contributing to the decrease in rental income for the three months ended July 31, 1999 was a decrease in occupancy from the previous quarter at Baymeadows.

Total expenses remained relatively consistent for the nine months ended July 31, 1999, as decreases in operating and interest expense have offset increases in general and administrative and depreciation expense. Operating expense decreased for the nine months ended July 31, 1999 due to the completion of major landscaping projects and swimming pool repairs at Baymeadows and Countrywood Village, and window covering replacements and interior decorating at Baymeadows during the nine months ended July 31, 1998. In addition, insurance expense, which is included in operating expense, decreased due to a change in insurance carriers late in 1998. Interest expense decreased for both the three and nine month periods ended July 31, 1999 due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments. The increase in general and administrative expense for both the three and nine month periods ended July 31, 1999 is primarily the result of an increase in legal fees due to the settlement of a partnership legal case which was disclosed in the prior quarter. Depreciation expense increased due to increased capital improvements and replacements made at the properties over the past year.

Included in general and administrative expense for the three and nine month periods ended July 31, 1999 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At July 31, 1999, the Partnership had cash and cash equivalents of approximately $2,975,000 as compared to approximately $2,620,000 at July 31, 1998. Cash and cash equivalents decreased approximately $206,000 for the nine months ended July 31, 1999 from the Registrant's fiscal year end. This decrease was primarily due to approximately $3,014,000 of net cash used in financing activities and approximately $26,000 of net cash used in investing activities, which was partially offset by approximately $2,834,000 of net cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Baymeadows Apartments: The Partnership completed approximately $586,000 in capital expenditures at Baymeadows Apartments as of July 31, 1999, consisting primarily of flooring, appliance and drapery replacement, swimming pool and air conditioning improvements, landscaping, and plumbing work. These improvements were funded primarily from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $3,821,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,821,000 for 1999 which include certain of the required improvements and consist primarily of parking lot repairs, plumbing upgrades, major landscaping, roof replacements, major building repairs, and improvements to its recreational facility.

Quail Run Apartments: The Partnership completed approximately $287,000 in capital expenditures at Quail Run Apartments as of July 31, 1999, consisting primarily of appliance and flooring replacement, air conditioning improvements and a roofing project. These improvements were funded primarily from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $412,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $404,000 for 1999 which include certain of the required improvements and consist primarily of roof replacements, landscaping, major carpet replacement, and improvements to its air conditioning system.

Countrywood Village Apartments: The Partnership completed approximately $97,000 in capital expenditures at Countrywood Apartments as of July 31, 1999, consisting primarily of landscaping, parking area improvements, flooring replacements and new water heaters and appliances. These improvements were funded primarily from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $200,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $248,000 for 1999 which include certain of the required improvements and consist primarily of interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,028,000, net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $2,400,000 was paid during the nine months ended July 31, 1999, of which approximately $2,376,000 was paid to limited partners ($47.52 per limited partnership unit). A cash distribution of approximately $812,000 was made from operations during the nine months ended July 31, 1998, of which approximately $804,000 was paid to limited partners ($16.08 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 13,550.39 (27.10% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $536 per unit. The offer expired on July 30, 1999. Pursuant to this offer, AIMCO Properties, L.P. acquired 1,245.33 units. As a result, AIMCO and its affiliates currently own 20,982.33 units of limited partnership interest in the Partnership representing 41.97% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of July 31, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of July 31, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan was to move accounts from any institution that could not certified Year 2000 compliant by September 1, 1999. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


          b) Reports on Form 8-K filed during the quarter ended July 31, 1999:

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



                                 SHELTER PROPERTIES IV

                                 By:     Shelter Realty IV Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:  September 14, 1999