Form 10KSB
period 1999-10-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2000-02-11
CIK 702174

February 11, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties IV
      Form 10-KSB
      File No. 0-10884

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended October 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

         -----------------------------------------------------------------

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   FORM 10-KSB

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 [No Fee Required]

                     For the fiscal year ended October 31, 1999
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                   For the transition period_________to_________

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $11,667,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of October 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

         -----------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1982 and 1983, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate three of these properties. See "Item 2. Description of Properties".

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, they own an insignificant percentage of total apartment units in the United States and competition for apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties:

                                     Date of

             Property               Purchase     Type of Ownership     Use

Baymeadows Apartments               9/30/82   Fee ownership subject    Apartment
  Jacksonville, Florida                       to first and second      904 units
                                              mortgages

Quail Run Apartments                1/03/83   Fee ownership subject    Apartment
  Columbia, South Carolina                    to first and second      332 units
                                              mortgages (1)

Countrywood Village Apartments      3/31/83   Fee ownership subject    Apartment
  Raleigh, North Carolina                     to first and second      384 units
                                              mortgages

(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                          Gross
                        Carrying   Accumulated                             Federal
       Property           Value    Depreciation   Rate        Method      Tax Basis
       --------           -----    ------------   ----        ------      ---------
                           (in thousands)                               (in thousands)


Baymeadows Apartments    $34,988     $20,162    5-36 yrs       S/L          $4,929

Quail Run Apartments      13,830       7,323    5-34 yrs       S/L           1,878

Countrywood Village

  Apartments              13,838       8,842    5-30 yrs       S/L           1,682
                          ------      ------                                 -----

        Total            $62,656     $36,327                                $8,489
                          ======      ======                                 =====


See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                        Principal
                       Balance At     Stated                              Balance
                       October 31,   Interest    Period     Maturity      Due At
      Property            1999         Rate     Amortized     Date      Maturity(2)
      --------            ----         ----     ---------     ----      -----------
                     (in thousands)                                   (in thousands)


Baymeadows

  1st mortgage           $13,247      7.60%        (1)      11/15/02      $11,555
  2nd mortgage               493      7.60%        (1)      11/15/02          493

Quail Run

  1st mortgage             5,343      7.60%        (1)      11/15/02        4,660
  2nd mortgage               199      7.60%        (1)      11/15/02          199

Countrywood Village

  1st mortgage             4,139      7.60%        (1)      11/15/02        3,610
  2nd mortgage               154      7.60%        (1)      11/15/02          154
                          ------                                           ------
                          23,575                                          $20,671
                                                                           ======
Less unamortized
  discounts                 (715)
                           ------

Total                    $22,860
                          ======


(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2) See "Item 7, Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                  Average Annual                Average Annual
                                   Rental Rates                   Occupancy
                                    (per unit)
 Property                       1999            1998          1999         1998
 --------                       ----            ----          ----         ----
 Baymeadows                    $7,613          $7,389         93%           94%

 Quail Run                      7,897           7,729         93%           94%

 Countrywood Village            7,363           7,073         93%           93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of October 31, 1999, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                    1999             1999
                                  Billing            Rate
                                  -------            ----
                               (in thousands)

Baymeadows                         $ 491*            2.07%

Quail Run                            186*            1.75%

Countrywood Village                  117*            1.33%

*These properties have a fiscal year end different than the real estate tax year; therefore, tax expense as stated in the Partnership's Statement of Operations does not agree to the 1999 billing.

Capital Improvements

Baymeadows Apartments: The Partnership completed approximately $745,000 in capital expenditures at Baymeadows Apartments as of October 31, 1999, consisting primarily of flooring, appliance and drapery replacement, swimming pool and air conditioning improvements, landscaping, and plumbing work. These improvements were funded primarily from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $271,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: The Partnership completed approximately $409,000 in capital expenditures at Quail Run Apartments as of October 31, 1999, consisting primarily of appliance and flooring replacement, plumbing and air conditioning improvements and a roofing project. These improvements were funded primarily from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $100,000.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Countrywood Village Apartments: The Partnership completed approximately $209,000 in capital expenditures at Countrywood Village Apartments as of October 31, 1999, consisting primarily of landscaping, electrical upgrades, parking area improvements, flooring and appliance replacements and a roofing project. These improvements were funded primarily from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $115,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

During the fiscal quarter ended October 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units aggregating $49,900,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 2,195 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 22,654 units or 45.31% at October 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended October 31, 1998 and 1999, as well as for the subsequent period from November 1, 1999 to January 11, 2000.

                                                    Distributions
                                             Aggregate        Per Limited
                                          (in thousands)    Partnership Unit

           11/1/97 - 10/31/98            $  812,000 (1)    $ 16.08

           11/1/98 - 10/31/99             2,400,000 (1)      47.52

           11/1/99 - 01/11/00             1,000,000 (1)      19.80

(1) Distributions were made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. As of October 31, 1999, the reserve account was fully funded with approximately $888,000 on deposit with the mortgage lender.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers at October 31, 1999, AIMCO and its affiliates own 22,654 units of limited partnership units in the Partnership representing 45.31% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the general partners acquired an additional 6,202 units, or 12.41%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended October 31, 1999 was approximately $1,868,000 as compared to approximately $1,531,000 for the year ended October 31, 1998. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was primarily due to an increase in total revenues and the cumulative effect of a change in accounting principle. Total revenues increased primarily due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to increases in average annual rental rates at all three of the Registrant's investment properties which more than offset the slight decrease in occupancy at Baymeadows and Quail Run.

Although total expenses remained relatively consistent for the corresponding periods, operating and interest expenses decreased which offset increases in general and administrative and depreciation expenses. Operating expense decreased due to decreases in maintenance and insurance expense offset slightly by an increase in property administrative expenses. Maintenance expense decreased for the year ended October 31, 1999 due to the completion of various projects performed to enhance the appearance of all three investment properties and window covering replacements, swimming pool and parking lot repairs and interior decorating at Baymeadows during the year ended October 31, 1998. Insurance expense decreased due to a change in insurance carriers late in 1998. Property administrative expenses increased due to increased legal fees at Baymeadows. Interest expense decreased for the year ended October 31, 1999 due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments. The increase in general and administrative expense is primarily the result of an increase in partnership legal fees due to the settlement of a legal case, which was previously disclosed. Depreciation expense increased due to increased capital improvements and replacements made at the properties over the past year.

Included in general and administrative expenses at both October 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to decrease income before the change by approximately $59,000. The cumulative effect adjustment of approximately $403,000, is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distributions or fees payable to the Corporate General Partner or affiliates.

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

Liquidity and Capital Resources

At October 31, 1999, the Registrant had cash and cash equivalents of approximately $3,614,000 as compared to approximately $3,181,000 at October 31, 1998. The increase in cash and cash equivalents is due to approximately $4,082,000 of cash provided by operating activities, which was partially offset by approximately $421,000 of cash used in investing activities and approximately $3,228,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or approximately $486,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $22,860,000, net of discount, is amortized over 257 months with a balloon payment of approximately $20,671,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $2,400,000 was paid during the year ended October 31, 1999, of which approximately $2,376,000 was paid to limited partners ($47.52 per limited partnership unit). A cash distribution of approximately $812,000 was made from operations during the year ended October 31, 1998, of which approximately $804,000 was paid to limited partners ($16.08 per limited partnership unit). During January 2000, subsequent to the Partnership's fiscal year end, a distribution from operations of approximately $1,000,000 was paid, of which approximately $990,000 was paid to limited partners ($19.80 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property. As of October 31, 1999, the reserve account was fully funded with approximately $888,000 on deposit with the mortgage lender.

Tender Offer

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers at October 31, 1999, AIMCO and its affiliates own 22,654 units of limited partnership units in the Partnership representing 45.31% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the general partners acquired an additional 6,202 units, or 12.41%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Subsequent Event

On January 3, 2000 the Partnership elected to change its fiscal year end from October 31 to December 31, effective for the period ending December 31, 1999.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. As of February 7, 2000, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - October 31, 1999

      Consolidated Statements of Operations - Years ended October 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended October 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended October 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Shelter Properties IV

We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of October 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at October 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective November 1, 1998.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 7, 2000

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except per unit data)

                                October 31, 1999


Assets
   Cash and cash equivalents                                              $  3,614
   Receivables and deposits                                                  1,151
   Restricted escrows                                                          888
   Other assets                                                                556
   Investment properties (Notes C and F):
      Land                                                 $  3,442
      Buildings and related personal property                59,214
                                                            -------
                                                             62,656

      Less accumulated depreciation                         (36,327)        26,329
                                                            -------        -------

                                                                          $ 32,538

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                       $    459
   Tenant security deposit liabilities                                         246
   Accrued property taxes                                                      676
   Other liabilities                                                           331
   Mortgage notes payable (Note C)                                          22,860

Partners' (Deficit) Capital

   General partners                                         $     (5)
   Limited partners (49,995 units issued and
      outstanding)                                             7,971         7,966
                                                             -------       -------

                                                                          $ 32,538


          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)

                                                         Years Ended October 31,
                                                           1999         1998
                                                           ----         ----
Revenues:
   Rental income                                           $ 11,174    $ 11,055
   Other income                                                 493         511
                                                            -------     -------
      Total revenues                                         11,667      11,566
                                                            -------     -------

Expenses:
   Operating                                                  4,820       4,859
   General and administrative                                   363         283
   Depreciation                                               2,126       1,932
   Interest                                                   2,110       2,166
   Property taxes                                               783         795
                                                            -------     -------

      Total expenses                                         10,202      10,035
                                                            -------     -------

   Income before cumulative effect of a change in
     accounting principle                                     1,465       1,531
   Cumulative effect on prior years of a change in
     accounting for the cost of exterior painting and
     major landscaping (Note I)                                 403          --
                                                            -------     -------

            Net income (Note D)                            $  1,868    $  1,531
                                                            =======     =======

Net income allocated to general partners (1%)              $     19    $     15

Net income allocated to limited partners (99%)                1,849       1,516
                                                            -------     -------

                                                           $  1,868    $  1,531
                                                            =======     =======

Net income per limited partnership unit:
  Income before cumulative effect of a change in
    accounting principle                                      29.00       30.32
  Cumulative effect on prior years of a change in
    accounting for the cost of exterior painting and
    major landscaping                                          7.98          --
                                                            -------     -------

Net income per limited partnership unit                    $  36.98    $  30.32
                                                            =======     =======

Distributions per limited partnership unit                 $  47.52    $  16.08
                                                            =======     =======

Proforma amounts assuming the new method was applied retroactively:

    Net income                                             $  1,465    $  1,500
                                                            =======     =======
    Net income per limited partnership unit                $  29.00    $  29.70
                                                            =======     =======

          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total


Original capital contributions            50,000      $     2     $50,000    $50,002
                                          ======       ======      ======     ======

Partners' (deficit) capital

   at October 31, 1997                    49,995      $    (7)    $ 7,786    $ 7,779

Net income for the year ended
   October 31, 1998                           --           15       1,516      1,531

Distributions to partners                     --           (8)       (804)      (812)
                                          ------       ------      ------     ------

Partners' (deficit) capital at
   October 31, 1998                       49,995           --       8,498      8,498

Net income for the year
   ended October 31, 1999                     --           19       1,849      1,868

Distributions to partners                     --          (24)     (2,376)    (2,400)
                                          ------       ------     -------     ------

Partners' (deficit) capital

   at October 31, 1999                    49,995      $    (5)    $ 7,971    $ 7,966
                                          ======       ======      ======     ======


          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)



                                                               Year Ended October 31,
                                                                  1999        1998


Cash flows from operating activities:
  Net income                                                    $  1,868     $  1,531
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                    2,126        1,932
   Amortization of discounts and loan costs                          280          280
   Cumulative effect on prior year of change in
     accounting principle                                           (403)          --
   Change in accounts:
      Receivables and deposits                                        85           (7)
      Other assets                                                  (241)          47
      Accounts payable                                               296           59
      Tenant security deposit liabilities                             (2)         (29)
      Accrued property taxes                                          16           30
      Other liabilities                                               57           46
                                                                 -------      -------

        Net cash provided by operating activities                  4,082        3,889
                                                                 -------      -------

Cash flows from investing activities:

  Property improvements and replacements                          (1,363)        (894)
  Net withdrawals from (deposits to) restricted escrows              942          (80)
                                                                 -------      -------

       Net cash used in investing activities                        (421)        (974)
                                                                 -------      -------

Cash flows from financing activities:

  Payments on mortgage notes payable                                (828)        (769)
  Partners' distributions                                         (2,400)        (812)
                                                                 -------      -------

       Net cash used in financing activities                      (3,228)      (1,581)
                                                                 -------      -------

Net increase in cash and cash equivalents                            433        1,334

Cash and cash equivalents at beginning of the period               3,181        1,847
                                                                 -------      -------

Cash and cash equivalents at end of period                         3,614        3,181
                                                                 =======      =======

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $  1,829     $  1,888
                                                                 =======      =======

          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983. The Partnership operates three apartment properties located in the Southeast.

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

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Years Ended October 31,
                                                     1999               1998
                                                     ----               ----
                                                         (in thousands)

Net cash provided by operating activities           $ 4,082           $ 3,889
   Property improvements and replacements            (1,363)             (894)
   Payments on mortgage notes payable                  (828)             (769)
   Changes in reserves for net operating
      liabilities                                      (211)             (146)
   Changes in restricted escrows, net                   942               (80)
   Additional operating reserves                     (1,622)               --
                                                     ------            ------
      Net cash from operations                      $ 1,000           $ 2,000
                                                     ======            ======

The Corporate General Partner reserved approximately $1,622,000 on October 31, 1999 to fund capital improvements and repairs at its properties. No amounts were reserved in fiscal 1998 for such purposes.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. Cash distributions of $2,400,000 and $812,000 were made during the years ended October 31, 1999 and 1998, respectively. During December 1999, the Partnership made a distribution in the amount of $1,000,000 from operations.

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling price of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of $648,000 to $1,620,000. As of October 31, 1999, the Partnership has deposits of approximately $888,000 in its Reserve Account.

Allocation of Profits, Gains, and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' (deficit) capital for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

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

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1999 and 1998 were a decrease of approximately $211,000 and $146,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Reserve Account: A general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal a minimum of $400 per apartment unit or $648,000 in total. The balance at October 31, 1999, is approximately $888,000, which includes interest.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective November 1, 1998 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note I).

Loan Costs: Loan costs of approximately $849,000, less accumulated amortization of approximately $588,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended October 31, 1999 and 1998.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $104,000 and $98,000 for the years ended October 31, 1999 and 1998, respectively were charged to operating expense as incurred.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                                 Principal    Monthly                          Principal
                                Balance At    Payment     Stated                Balance
                                October 31,  Including   Interest  Maturity      Due At
Property                           1999       Interest     Rate      Date       Maturity
--------                           ----       --------     ----      ----       --------
                                    (in thousands)                           (in thousands)


Baymeadows

 1st mortgage                   $13,247       $ 126       7.60%    11/15/02     $11,555
 2nd mortgage                       493           3       7.60%    11/15/02         493

Quail Run

 1st mortgage                     5,343          51       7.60%    11/15/02       4,660
 2nd mortgage                       199           1       7.60%    11/15/02         199

Countrywood Village

 1st mortgage                     4,139          39       7.60%    11/15/02       3,610
 2nd mortgage                       154           1       7.60%    11/15/02         154
                                 ------        ----                              ------

                                 23,575       $ 221                             $20,671
                                               ====                              ======

Less unamortized discounts         (715)
                                 ------

Total                           $22,860
                                 ======


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

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and revenues generated by the properties. The notes could not be prepaid prior to November 15, 1997, thereafter, prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The estimated fair values of the Partnership's aggregate debt is approximately $23,575,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to October 31, 1999 are as follows (in thousands):

                                     2000      $   896
                                     2001          966
                                     2002        1,042
                                     2003       20,671
                                                ------
                                               $23,575

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999          1998
                                          ----          ----

Net income as reported                  $ 1,868       $ 1,531
Add (deduct):
     Amortization of present value
       discounts                             --            (2)
     Depreciation differences             1,443           897
     Change in prepaid rental              (110)         (138)
     Accrued expenses                        --            33
     Cumulative effect on prior
       year of a change in
       accounting principle                (403)           --
     Other                                   --            14
                                         ------        ------

Federal taxable income                  $ 2,798       $ 2,335
                                         ======        ======

Federal taxable income per
     limited partnership unit           $ 55.41       $ 46.24
                                         ======        ======

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net assets as reported                   $ 7,966
            Land and buildings                         8,851
            Accumulated depreciation                 (26,690)
            Syndication                                6,293
            Other                                         (9)
                                                      ------

            Net liabilities - tax basis              $(3,589)
                                                      ======

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended October 31, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 586      $ 576

   Reimbursement for services of affiliates
     (included in operating, general and
     administrative expenses, and investment
     properties)                                               210        214

During the years ended October 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $586,000 and $576,000 for the years ended October 31, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $210,000 and $214,000 for the year ended October 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers as of October 31, 1999, AIMCO and its affiliates own 22,654 units of limited partnership units in the Partnership representing 45.31% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the general partners acquired an additional 6,202 units, or 12.41%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                    Initial Cost
                                                   To Partnership
                                                   --------------
                                                   (in thousands)

                                                           Buildings        Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
         Description            Encumbrances     Land      Property      Acquisition
         -----------            ------------     ----      --------      -----------
                               (in thousands)                          (in thousands)


Baymeadows

  Jacksonville, Florida           $13,740       $ 1,884     $26,916        $ 6,188

Quail Run

  Columbia, South Carolina          5,542           875      10,642          2,313

Countrywood Village

  Raleigh, North Carolina           4,293           683      10,711          2,444
                                   ------        ------      ------         ------

Totals                            $23,575       $ 3,442     $48,269        $10,945
                                   ======        ======      ======         ======




                       Gross Amount At Which Carried
                            At October 31, 1999
                              (in thousands)

                                 Buildings
                                And Related
                                 Personal             Accumulated     Date    Depreciable
     Description         Land    Property    Total    Depreciation  Acquired  Life-Years
     -----------         ----    --------    -----    ------------  --------  ----------
                                                     (in thousands)


Baymeadows             $ 1,884    $33,104   $34,988     $20,162     09/30/82     5-36

Quail Run                  875     12,955    13,830       7,323     01/03/83     5-34

Countrywood Village        683     13,155    13,838       8,842     03/31/83     5-30
                        ------     ------    ------      ------

        Totals         $ 3,442    $59,214   $62,656     $36,327
                        ======     ======    ======      ======


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended October 31,
                                                  1999            1998
                                                  ----            ----
                                                     (in thousands)
Real Estate

Balance at beginning of year                    $60,890          $59,996
    Property improvements                         1,363              894
    Cumulative effect on prior years of a
     change in accounting principle                 403               --
                                                 ------           ------
Balance at end of year                          $62,656          $60,890
                                                 ======           ======

Accumulated Depreciation

Balance at beginning of year                    $34,201          $32,269
    Additions charged to expense                  1,981            1,932
    Cumulative effect on prior years of a
     change in accounting principle                 145               --
                                                 ------           ------

Balance at end of year                          $36,327          $34,201
                                                 ======           ======

The aggregate cost of the real estate for Federal income tax purposes at October 31, 1999 and 1998 is approximately $71,507,000 and approximately $70,146,000, respectively. The accumulated depreciation taken for Federal income tax purposes at October 31, 1999 and 1998 is approximately $63,017,000 and approximately $62,305,000, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of three apartment complexes located in Florida (1), South Carolina (1), and North Carolina (1). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended October 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                    Residential     Other       Totals
                 ----                    -----------     -----       ------

Rental income                              $11,174        $ --      $11,174
Other income                                   448           45         493
Interest expense                             2,110           --       2,110
Depreciation                                 2,126           --       2,126
General and administrative expense              --          363         363
Cumulative effect on prior years
 of a change in accounting principle           403           --         403
Segment profit (loss)                        2,186         (318)      1,868
Total assets                                31,722          816      32,538
Capital expenditures for investment
  properties                                 1,363           --       1,363

                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $11,055         $ --      $11,055
Other income                                  436            75         511
Interest expense                            2,166            --       2,166
Depreciation                                1,932            --       1,932
General and administrative expense             --           283         283
Segment profit (loss)                       1,739          (208)      1,531
Total assets                               30,593         2,743      33,336
Capital expenditures for investment
  properties                                  894            --         894

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc.("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective November 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to decrease income before the change by approximately $59,000 ($1.17 per limited partnership unit). The cumulative effect adjustment of approximately $403,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cashflow, funds available for distributions or fees payable to the Corporate General Partner or affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                              Increase/Decrease    Per Limited
                                Net Income       Partnership Unit

First Quarter                  $(36,000)           $(.71)
Second Quarter                  (16,000)            (.32)
Third Quarter                   (10,000)            (.20)
Fourth Quarter                    3,000              .06


Note J - Subsequent Event

On January 3, 2000 the Partnership elected to change its fiscal year end from October 31 to December 31, effective for the period ending December 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------
            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner is Shelter Realty IV Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller


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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1999.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC

  (an affiliate of AIMCO)                     3,685             7.37%
Insignia Properties LP

  (an affiliate of AIMCO)                    16,052            32.11%
AIMCO Properties L.P.                         2,917             5.83%
  (an affiliate of AIMCO)

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, acquired 2,917 Units during the current fiscal year.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended October 31, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 586      $ 576

   Reimbursement for services of affiliates
     (included in operating, general and
     administrative expenses, and investment
     properties)                                               210        214

During the years ended October 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $586,000 and $576,000 for the years ended October 31, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $210,000 and $214,000 for the year ended October 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers at October 31, 1999, AIMCO and its affiliates own 22,654 units of limited partnership units in the Partnership representing 45.31% of the outstanding units. Subsequent to October 31, 1999, an affiliate of the general partners acquired an additional 6,202 units, or 12.41%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                  Date:
------------------
Patrick J. Foye
Executive Vice President and
Director

/s/Martha L. Long                   Date:
------------------
Martha L. Long
Senior Vice President and
Controller

                                  EXHIBIT INDEX

Exhibit     Description of Exhibit

3           See Exhibit 4(a)

4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated June 8, 1982 contained in Amendment No. 1 to Registration Statement No. 2-77217, of Registrant filed June 8, 1982 (the "Prospectus") and incorporated herein by reference).

(b) Subscription Agreement and Signature Page (included as Exhibit 8 to the Prospectus and incorporated herein by reference).

10(i)       Contracts related to acquisition of properties:

(a) Real Estate Sales Agreement dated May 5, 1982, First Modification to Real Estate Agreement dated June 18, 1982 (filed as Exhibit 12(b) to Amendment No. 1 to Registration Statement No. 2-77217 of Registrant filed June 8, 1982 and incorporated herein by reference) and Second Modification to Real Estate Sales Agreement dated September 30, 1982 between Baymeadows Associates and U.S. Shelter Corporation to purchase Baymeadows Apartments (filed as Exhibit 10(a) to Form 10-K of Registrant dated January 26, 1983 and incorporated herein by reference).

(b) Agreement for Purchase and Sale dated May 14, 1982 between Lincoln Spartanburg Corners Associates and U.S. Shelter Corporation to purchase The Corners Apartments. (Filed as Exhibit 12(a) to Amendment No. 1 to Registration Statement, No. 2-77217, of Registrant filed June 8, 1982 and incorporated herein by reference.)

(c) Real Estate Purchase Agreement dated October 11, 1982 and Second Addendum to Real Estate Purchase Agreement dated December 10, 1982 between Rushcreek Village Apartments, Ltd. And U.S. Shelter Corporation to purchase Rushcreek Village Apartments. (Filed as Exhibit 10(a) to Form 8-K of Registrant dated December 15, 1982 and incorporated herein by reference.)

(d) Real Estate Purchase Agreement dated December 3, 1982 between Quail Run Apartments, a Limited Partnership and Percival Partnership and U.S. Shelter Corporation to purchase Quail Run Apartments. (Filed as Exhibit 10(b) to Form 8-K of Registrant dated December 15, 1982 and incorporated herein by reference.)

(e) Real Estate Purchase Agreement dated March 13, 1983 between Europco Management Company of America, Inc. and U.S. Shelter Corporation to purchase Countrywood Village Apartments. (Filed as Exhibit 10 to Form 8-K of Registrant dated March 31, 1983 and incorporated herein by reference.)

                                  EXHIBIT INDEX

Exhibit     Description of Exhibit

(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). (Filed with Amendment No. 1 of Registration Statement No. 2-86995 of Registrant filed March 21, 1984 and incorporation herein by reference.)

(iii)       Contracts related to refinancing of debt:

(a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run, and Countrywood Village.*

(b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows, Quail Run, and Countrywood Village.*

(c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties:
Baymeadows, Quail Run, and Countrywood Village.*

(d) Second Assignment of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties:
Baymeadows, Quail Run, and Countrywood Village.*

(e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows, Quail Run, and Countrywood Village.*

(f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows, Quail Run, and Countrywood Village.*

*Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27 Financial Data Schedule.

                                  EXHIBIT INDEX

Exhibit     Description of Exhibit

28 (a) Agreement of Limited Partnership for Quail Run IV Limited Partnership between Shelter IV GP Limited Partnership and Shelter Properties IV entered into on February 12, 1992. (Filed as Exhibit 28 to Form 10QSB - Quarterly or Transitional Report filed June 11, 1993 and incorporated herein by reference.)

                                                                      Exhibit 18
February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty IV Corporation
Corporate General Partner of Shelter Properties IV
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Financial Statements of Shelter Properties IV included in its Form 10-KSB for the year ended October 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                              Very truly yours,
                              /s/ Ernst & Young LLP