Form 10QSB
period 1999-11-01
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2000-02-14
CIK 702174

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark  One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended ___________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from November 1, 1999 to December 31, 1999


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                December 31, 1999


Assets


   Cash and cash equivalents                                                 $ 3,630
   Receivables and deposits                                                      726
   Restricted escrows                                                            901
   Other assets                                                                  510
   Investment properties:
      Land                                                    $  3,442
      Buildings and related personal property                   59,421
                                                               -------
                                                                62,863

      Less accumulated depreciation                            (36,714)       26,149
                                                               -------       -------
                                                                            $ 31,916

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    204
   Tenant security deposit liabilities                                           232
   Accrued property taxes                                                        341
   Other liabilities                                                             287
   Distributions payable                                                       1,000
   Mortgage notes payable                                                     22,749

Partners' (Deficit) Capital

   General partners                                            $ (14)
   Limited partners (49,995 units issued and
      outstanding)                                               7,117         7,103
                                                               -------       -------

                                                                            $ 31,916

          See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                       Two Months Ended
                                                         December 31,
                                                       1999       1998
                                                       ----       ----
                                                               (restated)
Revenues:
   Rental income                                      $1,840     $1,876
   Other income                                           90        107
                                                       -----      -----
      Total revenues                                   1,930      1,983
                                                       -----      -----

Expenses:
   Operating                                             865        773
   General and administrative                             48         46
   Depreciation                                          398        366
   Interest                                              345        356
   Property taxes                                        137        114
                                                       -----      -----
      Total expenses                                   1,793      1,655
                                                       -----      -----


Income before cumulative effect of a change in
  accounting principle                                   137        328

Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting
  and major landscaping (Note A)                          --        403
                                                       -----      -----

Net income                                            $  137      $ 731
                                                       =====       ====

Net income allocated to general partners (1%)         $    1      $   7

Net income allocated to limited partners (99%)           136        724
                                                       -----       ----

                                                      $  137      $ 731
                                                       =====       ====

Net income per limited partnership unit:
  Income before cumulative effect of a change
   in accounting principle                              2.72       6.50
  Cumulative effect on prior years of a change
   in accounting for the cost of exterior
   painting and major landscaping                         --       7.98
                                                       -----      -----

                                                      $ 2.72     $14.48
                                                       =====      =====

Distributions per limited partnership unit            $19.80     $47.52
                                                       =====      =====

          See Accompanying Notes to Consolidated Financial Statements

c)

                              SHELTER PROPERTIES IV

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners     Partners     Total


Original capital contributions          50,000       $     2        $50,000    $50,002
                                        ======        ======         ======     ======

Partners' (deficit) capital at
   October 31, 1999                     49,995        $   (5)       $ 7,971    $ 7,966

Net income for the two months
   ended December 31, 1999                  --             1            136        137

Partners' distributions                     --           (10)          (990)    (1,000)
                                        ------        ------         ------     ------

Partners' (deficit) capital at
   December 31, 1999                    49,995        $  (14)       $ 7,117    $ 7,103
                                        ======        ======         ======     ======


          See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Two Months Ended
                                                                    December 31,

                                                                  1999        1998
                                                                           (restated)

Cash flows from operating activities:

   Net income                                                   $   137     $   731
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                398         366
        Amortization of discounts and loan costs                     47          46
        Cumulative effect on prior year of a change in
          accounting principle                                       --        (403)
        Change in accounts:
            Receivables and deposits                                425         465
            Other assets                                             32           4
            Accounts payable                                       (255)         (3)
            Tenant security deposit liabilities                     (14)         (5)
            Accrued property taxes                                 (335)       (371)
            Other liabilities                                       (32)        (34)
                                                                 ------      ------

               Net cash provided by operating activities            403         796
                                                                 ------      ------

Cash flows from investing activities:

   Property improvements and replacements                          (230)       (259)
   Net (deposits to) withdrawals from restricted escrows            (13)         89
                                                                 ------      ------

               Net cash used in investing activities               (243)       (170)
                                                                 ------      ------

Cash flows from financing activities:

   Partners' distributions                                           --      (2,400)
   Payments on mortgage notes payable                              (144)       (134)
                                                                 ------      ------

               Net cash used in financing activities               (144)     (2,534)
                                                                 ------      ------

Net increase (decrease) in cash and cash equivalents                 16      (1,908)
Cash and cash equivalents at beginning of period                  3,614       3,181
                                                                 ------      ------
Cash and cash equivalents at end of period                      $ 3,630     $ 1,273
                                                                 ======      ======

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   298     $   309
                                                                 ======      ======


Supplemental disclosure of non-cash activity:

      At  December  31,  1999  distributions  payable  and  partners  equity was adjusted by $1,000,000 for unpaid distributions. Also, investment properties, accumulated depreciation and other liabilities were adjusted by $23,000, $11,000 and $12,000, respectively due to write-off of assets as a result of a casualty.

          See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the two month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is the Corporate General Partner. The Corporate General Partner may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Change in Accounting Principle: During the two months ended December 31, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change for the two months ended December 31, 1998 was to decrease income before the change by approximately $24,000 ($.48 per limited partnership unit). The cumulative effect adjustment of approximately $403,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for the two months ended December 31, 1998. The accounting principle change will not have an effect on cashflow, funds available for distributions or fees payable to the general partners or affiliates.

Change in Fiscal Year End: The Partnership elected to change its fiscal year from October 31, to December 31, effective for the period ending December 31, 1999.

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

                                                        For the Two Months Ended
                                                              December 31,
                                                          1999             1998
                                                          ----             ----
                                                             (in thousands)
     Net cash provided by operating activities            $  403         $  796
        Payments on mortgage notes payable                  (144)          (134)
        Property improvements and replacements              (230)          (259)
        Change in restricted escrows, net                    (13)            89
        Changes in reserves for net operating
           liabilities                                       179            (56)
        Additional reserves                                 (195)          (436)
                                                           -----          -----
           Net cash from operations                       $-----         $-----
                                                           =====          =====

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $195,000 and $436,000 at December 31, 1999 and 1998, respectively, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note D - Distributions

A cash distribution from operations of approximately $1,000,000 was declared during the two months ended December 31, 1999, of which approximately $990,000 was payable to limited partners ($19.80 per limited partnership unit). This distribution was paid during January 2000. A cash distribution of approximately $2,400,000 was made from operations during the two months ended December 31, 1998, of which approximately $2,376,000 was paid to limited partners ($47.52 per limited partnership unit).

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the two months ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         ----       ----
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $ 97       $ 98
         Reimbursement for services of affiliates
           (included in operating, general and
           administrative expenses, and investment
           properties)                                     33         30

During the two months ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $97,000 and $98,000 for the two months ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $33,000 and $30,000 for the two months ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the two months ended December 31, 1999 and the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 28,913 units of limited partnership units in the Partnership representing 57.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of three apartment complexes located in Florida, South Carolina, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the year ended October 31, 1999.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the two month periods ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 1,840         $  --     $ 1,840
Other income                                   88             2          90
Interest expense                              345            --         345
Depreciation                                  398            --         398
General and administrative expense             --            48          48
Segment profit (loss)                         183           (46)        137
Total assets                               30,534         1,382      31,916
Capital expenditures for investment
  properties                                  230            --         230

                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 1,876         $  --     $ 1,876
Other income                                   88            19         107
Interest expense                              356            --         356
Depreciation                                  366            --         366
General and administrative expense             --            46          46
Cumulative effect on prior years of
  a change in accounting principle            403            --         403
Segment profit (loss)                         758           (27)        731
Total assets                               30,308           465      30,773
Capital expenditures for investment
  properties                                  259            --         259

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the two months ended December 31, 1999 and 1998:

                                                            Average
                                                           Occupancy

       Property                                        1999          1998
       --------                                        ----          ----

       Baymeadows Apartments
         Jacksonville, Florida                         93%            95%

       Quail Run Apartments
         Columbia, South Carolina                      93%            92%

       Countrywood Village Apartments
         Raleigh, North Carolina                       90%            92%

Results of Operations

The Partnership's net income before cumulative effect of a change in accounting principle for the two months ended December 31, 1999 was approximately $137,000 compared to approximately $328,000 for the corresponding period in 1998. The decrease in income before cumulative effect of a change in accounting principle for the comparable two months periods is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is primarily due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at both Baymeadows and Countrywood Village which more than offset an increase in average rental rates at all three investment properties.

Total expenses increased for the two months ended December 31, 1999 as compared to the two months ended December 31, 1998, due to increases in operating and property tax expenses at Baymeadows and depreciation at all three of the properties. Operating expense increased at Baymeadows due to increases in salaries, commissions and other related benefits as well as increases in sewer repair, floor covering repairs and interior painting at Baymeadows. The general partners are currently in the process of evaluating an increase in expenditures to upgrade Baymeadows so that it may improve its position in the Jacksonville market. As of this report, approximately $1,350,000 has been approved to be spent on upgrading the property. Depreciation expense increased at all three properties due to the increase in capital improvements and replacements made over the past twelve months.

Included in general and administrative expense for the two month period ended December 31, 1999 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

During the two months ended December 31, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change for the two months ended December 31, 1998 was to decrease income before the change by approximately $24,000 ($.48 per limited partnership unit). The cumulative effect adjustment of approximately $403,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for the two months ended December 31, 1998. The accounting principle change will not have an effect on cashflow, funds available for distributions or fees payable to the general partners or affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $3,630,000 as compared to approximately $1,273,000 at December 31, 1998. Cash and cash equivalents increased approximately $16,000 for the two months ended December 31, 1999 from the Registrant's prior fiscal year end of October 31, 1999. The increase was due to approximately $403,000 of net cash provided by operating activities which was partially offset by approximately $243,000 of cash used in investing activities and approximately $144,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, and to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Baymeadows Apartments: The Partnership completed approximately $97,000 in capital expenditures at Baymeadows Apartments as of December 31, 1999,
consisting primarily of flooring, appliance and drapery replacements, and plumbing work. These improvements were funded primarily from replacement reserves. The general partners are currently in the process of evaluating an increase in expenditures to upgrade Baymeadows so that it may improve its position in the Jacksonville market. As of this report, approximately $1,350,000 has been approved to be spent on upgrading the property.

Quail Run Apartments: The Partnership completed approximately $48,000 in capital expenditures at Quail Run Apartments as of December 31, 1999, consisting primarily of electrical improvements, plumbing work and a roofing project. These improvements were funded primarily from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $100,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Countrywood Village Apartments: The Partnership completed approximately $85,000 in capital expenditures at Countrywood Apartments as of December 31, 1999, consisting primarily of parking area improvements, interior decoration and pool improvements. These improvements were funded primarily from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $115,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $22,749,000, net of discount, is amortized over 257 months with a balloon payment of approximately $20,669,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $1,000,000 was declared during the two months ended December 31, 1999, of which approximately $990,000 was payable to limited partners ($19.80 per limited partnership unit). This distribution was paid during January 2000. A cash distribution of approximately $2,400,000 was made from operations during the two months ended December 31, 1998, of which approximately $2,376,000 was paid to limited partners ($47.52 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the general partners, during the two months ended December 31, 1999 and the fiscal years ended October 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 28,913 units of limited partnership units in the Partnership representing 57.83% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. As of February 11, 2000, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the two months ended December 31, 1999:

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

                                 Date:   February 14, 2000