Form 10QSB
period 2000-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2000-05-15
CIK 702174

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

                   For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


              For the transition period from __________ to __________

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                         $  2,791
   Receivables and deposits                                               438
   Restricted escrows                                                   1,343
   Other assets                                                           619
   Investment properties:
      Land                                             $ 3,442
      Buildings and related personal property            59,628
                                                         63,070

      Less accumulated depreciation                     (37,219)       25,851
                                                                     $ 31,042

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                   $    78
   Tenant security deposit liabilities                                    252
   Accrued property taxes                                                 244
   Other liabilities                                                      376
   Mortgage notes payable                                              22,578

Partners' (Deficit) Capital

   General partners                                     $ (10)
   Limited partners (49,995 units issued and
      outstanding)                                        7,524         7,514
                                                                     $ 31,042

            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                   Three Months Ended
                                                        March 31,
                                                    2000        1999
Revenues:
   Rental income                                   $2,840      $2,789
   Other income                                       152         101
      Total revenues                                2,992       2,890

Expenses:
   Operating                                        1,268       1,148
   General and administrative                          86          73
   Depreciation                                       505         497
   Interest                                           515         529
   Property taxes                                     207         198
      Total expenses                                2,581       2,445

Net income                                          $ 411       $ 445

Net income allocated to general partners (1%)        $ 4         $ 4

Net income allocated to limited partners (99%)        407         441

                                                    $ 411       $ 445

Net income per limited partnership unit            $ 8.14      $ 8.82

            See Accompanying Notes to Consolidated Financial Statements

c)

                              SHELTER PROPERTIES IV

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          50,000         $ 2        $50,000    $50,002

Partners' (deficit) capital at
   December 31, 1999                    49,995        $ (14)      $ 7,117    $ 7,103

Net income for the three months
   ended March 31, 2000                     --             4          407        411

Partners' (deficit) capital at
   March 31, 2000                       49,995        $ (10)      $ 7,524    $ 7,514

            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               2000         1999
Cash flows from operating activities:

   Net income                                                $   411      $   445
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                             505          497
        Amortization of discounts and loan costs                  71           69
        Change in accounts:
            Receivables and deposits                             288           64
            Other assets                                        (130)         (99)
            Accounts payable                                    (126)         (84)
            Tenant security deposit liabilities                   20            6
            Accrued property taxes                               (97)         (84)
            Other liabilities                                     89           44

               Net cash provided by operating activities       1,031          858

Cash flows from investing activities:

   Property improvements and replacements                       (207)        (205)
   Net (deposits to) withdrawals from restricted escrows        (442)          97

               Net cash used in investing activities            (649)        (108)

Cash flows from financing activities:

   Partners' distributions                                    (1,000)          --
   Payments on mortgage notes payable                           (221)        (203)

               Net cash used in financing activities          (1,221)        (203)

Net (decrease) increase in cash and cash equivalents            (839)         547
Cash and cash equivalents at beginning of period               3,630        1,273
Cash and cash equivalents at end of period                   $ 2,791      $ 1,820

Supplemental disclosure of cash flow information:

   Cash paid for interest                                    $   444      $   461

            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year from October 31, to December 31, effective for the period ending March 31, 2000, as announced in its Form 8-K filed on January 3, 2000. This Quarterly Report on Form 10-QSB presents the unaudited results of the Partnership's operations for the three months ended March 31, 2000 and 1999.

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

                                                     For the Three Months Ended
                                                              March 31,
                                                        2000             1999
                                                           (in thousands)
     Net cash provided by operating activities         $  1,031           $ 858
        Payments on mortgage notes payable                (221)            (203)
        Property improvements and replacements            (207)            (205)
        Change in restricted escrows, net                 (442)              97
        Changes in reserves for net operating
           liabilities                                     (44)             153
        Additional reserves                               (117)            (700)

           Net cash from operations                       $ --             $ --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $117,000 and $700,000 at March 31, 2000 and 1999, respectively, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note D - Distributions

During  the  three  months  ended  March  31,  2000,  the  Partnership   paid  a
distribution from operations of approximately $1,000,000 ($990,000 paid to limited partners or $19.80 per limited partnership unit) relating to a distribution payable as of December 31, 1999. There were no distributions paid during the three months ended March 31, 1999.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the three months ended March 31, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $152       $146
         Reimbursement for services of affiliates
           (included in operating, general and
           administrative expenses, and investment
           properties)                                     50         45

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $152,000 and $146,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $50,000 and $45,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 28,998 limited partnership units in the Partnership representing 58.002% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.002% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of three apartment complexes one each located in Florida, South Carolina, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other       Totals

Rental income                             $ 2,840         $ --      $ 2,840
Other income                                  145             7         152
Interest expense                              515            --         515
Depreciation                                  505            --         505
General and administrative expense             --            86          86
Segment profit (loss)                         490           (79)        411
Total assets                               30,691           351      31,042
Capital expenditures for investment
  properties                                  207            --         207

                 1999                   Residential      Other       Totals

Rental income                             $ 2,789         $ --      $ 2,789
Other income                                   93             8         101
Interest expense                              529            --         529
Depreciation                                  497            --         497
General and administrative expense             --            73          73
Segment profit (loss)                         510           (65)        445
Total assets                               29,974         1,007      30,981
Capital expenditures for investment
  properties                                  205            --         205

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Baymeadows Apartments

         Jacksonville, Florida                         94%            94%

       Quail Run Apartments

         Columbia, South Carolina (1)                  88%            91%

       Countrywood Village Apartments

         Raleigh, North Carolina (2)                   91%            94%

(1) The Corporate General Partner attributes the decrease in average occupancy at Quail Run to increased competition in the local market as a result of the addition of five new apartment complexes in the local area.

(2) The Corporate General Partner attributes the decrease in average occupancy at Countrywood Village to tenants moving out to purchase homes due to lower interest rates.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $411,000 compared to approximately $445,000 for the corresponding period in 1999. The decrease in net income for the comparable three months periods is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, predominately due to an increase in operating expense at Baymeadows. Operating expense increased at Baymeadows due to increases in salaries, commissions and other related benefits as well as increases in sewer repair, floor covering repairs and interior painting at Baymeadows. These repairs were completed to upgrade Baymeadows so that it may improve its position in the Jacksonville market. All other expenses remained relatively constant for the comparable three month periods.

The increase in total revenues is due to increases in rental income and other income. Rental income increased due to increases in average rental rates at all three properties, slightly offset by decreases in occupancy at Quail Run Apartments and Countrywood Village Apartments. Other income increased primarily due to increases in lease cancellation fees and late charges at Baymeadows Apartments.

Included in general and administrative expense for the three month periods ended March 31, 2000 and 1999 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,791,000 as compared to approximately $1,820,000 at March 31, 1999. Cash and cash equivalents decreased approximately $839,000 for the three months ended March 31, 2000 from the Registrant's year end of December 31, 1999. The decrease was due to approximately $1,221,000 of cash used in financing activities and approximately $649,000 of cash used in investing activities, which was partially offset by approximately $1,031,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $520,000 in capital improvements at Baymeadows Apartments for 2000 consisting primarily of parking lot upgrades, carpet and vinyl replacements, new appliances, major landscaping and air conditioning upgrades. As of March 31, 2000 the Partnership has spent approximately $116,000 consisting primarily of carpet and vinyl replacements, appliances, major landscaping and plumbing upgrades. These improvements were funded from operating cash flow.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $234,000 in capital improvements at Quail Run Apartments for 2000 consisting primarily of new appliances, carpet and vinyl replacements, and fencing upgrades. As of March 31, 2000 the Partnership has spent approximately $43,000 consisting primarily of carpet and vinyl replacements, new appliances and lighting upgrades. These improvements were funded from operating cash flow.

Countrywood Apartments: The Partnership has budgeted, but is not limited to, approximately $125,000 in capital improvements at Countrywood Apartments for 2000 consisting primarily of carpet and vinyl replacements, cabinet replacements, new appliances, and air conditioning upgrades. As of March 31, 2000 the Partnership has spent approximately $48,000 consisting primarily of carpet and vinyl replacements and new appliances. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $22,578,000, net of discount, is amortized over 257 months with a balloon payment of approximately $20,671,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During  the  three  months  ended  March  31,  2000,  the  Partnership   paid  a
distribution from operations of approximately $1,000,000 ($990,000 paid to limited partners or $19.80 per limited partnership unit) relating to a distribution payable as of December 31, 1999. There were no distributions paid during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $648,000. As of March 31, 2000, the reserve account was fully funded with approximately $1,343,000 on deposit with the mortgage lender.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the three months ended March 31, 2000:

                  Current Report on Form 8-K dated January 3, 2000, filed on January 12, 2000, disclosing change in fiscal year end from October to December.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHELTER PROPERTIES IV

                                 By:     Shelter Realty IV Corporation
                                         Its Corporate General Partner

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

                               Date:     May 15, 2000