Form 10QSB
period 2000-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2000-08-14
CIK 702174

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $  1,238
   Receivables and deposits                                                      365
   Restricted escrows                                                          1,429
   Other assets                                                                  360
   Investment properties:
      Land                                                    $  3,442
      Buildings and related personal property                   60,817
                                                                64,259

      Less accumulated depreciation                            (37,728)       26,531
                                                                            $ 29,923

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    571
   Tenant security deposit liabilities                                           274
   Accrued property taxes                                                        446
   Other liabilities                                                             314
   Mortgage notes payable                                                     22,405

Partners' (Deficit) Capital

   General partners                                            $ (26)
   Limited partners (49,995 units issued and
      outstanding)                                               5,939         5,913
                                                                            $ 29,923

            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       2000          1999         2000          1999
Revenues:
   Rental income                      $2,823        $2,766       $5,663        $5,555
   Other income                          201           133          353           234
      Total revenues                   3,024         2,899        6,016         5,789

Expenses:
   Operating                           1,315         1,089        2,583         2,237
   General and administrative             87           103          173           176
   Depreciation                          509           452        1,014           949
   Interest                              512           529        1,027         1,058
   Property taxes                        202           205          409           403
      Total expenses                   2,625         2,378        5,206         4,823

Net income                            $  399        $  521       $  810        $  966

Net income allocated
   to general partners (1%)           $    4        $    6       $    8        $   10
Net income allocated
   to limited partners (99%)             395           515          802           956
                                      $  453        $  521       $  810        $  966
Net income per limited
   partnership unit                   $ 7.90        $10.30       $16.04        $19.12

Distributions per limited
   partnership unit                   $39.60        $   --       $39.60        $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                              SHELTER PROPERTIES IV

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          50,000        $   2       $50,000    $50,002

Partners' (deficit) capital at
   December 31, 1999                    49,995        $ (14)      $ 7,117    $ 7,103

Distributions to partners                               (20)      (1,980)    (2,000)

Net income for the six months
   ended June 30, 2000                      --             8          802        810

Partners' (deficit) capital at
   June 30, 2000                        49,995        $ (26)      $ 5,939    $ 5,913


            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   810     $   966
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              1,014         949
        Amortization of discounts and loan costs                    141         139
        Change in accounts:
            Receivables and deposits                                361         (23)
            Other assets                                            108        (307)
            Accounts payable                                        367         (72)
            Tenant security deposit liabilities                      42          --
            Accrued property taxes                                  105         121
            Other liabilities                                        27          (1)

               Net cash provided by operating activities          2,975       1,772

Cash flows from investing activities:

   Property improvements and replacements                        (1,396)       (581)
   Net (deposits to) withdrawals from restricted escrows           (528)        859

               Net cash (used in) provided by investing
                  activities                                     (1,924)        278

Cash flows from financing activities:

   Partners' distributions                                       (3,000)         --
   Payments on mortgage notes payable                              (443)       (410)

               Net cash used in financing activities             (3,443)       (410)

Net (decrease) increase in cash and cash equivalents             (2,392)      1,640
Cash and cash equivalents at beginning of period                  3,630       1,273
Cash and cash equivalents at end of period                      $ 1,238     $ 2,913

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   885     $   918

Distributions of approximately $1,000,000 were accrued at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year from October 31, to December 31, effective for the period ending June 30, 2000, as announced in its Form 8-K filed on January 3, 2000. This Quarterly Report on Form 10-QSB presents the unaudited results of the Partnership's operations for the six months ended June 30, 2000 and 1999.

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


                                                        For the Six Months Ended
                                                                June 30,
                                                          2000             1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 2,975          $ 1,772
        Payments on mortgage notes payable                  (443)            (410)
        Property improvements and replacements            (1,396)            (581)
        Change in restricted escrows, net                   (528)             859
        Changes in reserves for net operating
           liabilities                                    (1,010)             282
        Additional reserves                                   --           (1,922)

           Net cash (used in) from operations            $ (402)           $ --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $1,922,000 at June 30, 1999, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note D - Distributions

During the six months ended June 30, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 ($1,980,000 paid to limited partners or $39.60 per limited partnership unit). In addition, a distribution from operations of approximately $1,000,000 ($990,000 to limited partners or $19.80 per limited partnership unit) was paid during the six months ended June 30, 2000 relating to a distribution payable as of December 31, 1999. There were no distributions paid during the six months ended June 30, 1999.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the six months ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $304       $293
         Reimbursement for services of affiliates
           (included in operating, general and
           administrative expenses, and investment
           properties)                                    119         99

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $304,000 and $293,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $119,000 and $99,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 29,140 limited partnership units in the Partnership representing 58.286% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000 an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $574.10, which is currently scheduled to expire on August 21, 2000. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.286% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of three apartment complexes, one each located in Florida, South Carolina, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

Three Months Ended June 30, 2000

                                      Residential     Other     Totals
Rental income                           $ 2,823      $  --      $ 2,823
Other income                                200          1          201
Interest expense                            512         --          512
Depreciation                                509         --          509
General and administrative expense           --         87           87
Segment profit (loss)                       485        (86)         399

Six Months Ended June 30, 2000

                                      Residential     Other     Totals
Rental income                            $ 5,663     $   --     $ 5,663
Other income                                345           8         353
Interest expense                          1,027          --       1,027
Depreciation                              1,014          --       1,014
General and administrative expense           --         173         173
Segment profit (loss)                       975        (165)        810
Total assets                             29,797         126      29,923
Capital expenditures                      1,396          --       1,396

Three Months Ended June 30, 1999

                                      Residential     Other     Totals
Rental income                          $ 2,766      $    --     $ 2,766
Other income                               125            8         133
Interest expense                           529           --         529
Depreciation                               452           --         452
General and administrative expense          --          103         103
Segment profit (loss)                      616          (95)        521

Six Months Ended June 30, 1999

                                      Residential     Other     Totals
Rental income                          $ 5,555       $   --     $ 5,555
Other income                               218           16         234
Interest expense                         1,058           --       1,058
Depreciation                               949           --         949
General and administrative expense          --          176         176
Segment profit (loss)                    1,126         (160)        966
Total assets                            30,602          872      31,474
Capital expenditures                       581           --         581

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Subsequent Event

On August 1, 2000, the Partnership sold Countrywood Village Apartments to DCF, Sr., LLC, an unrelated third party, for net proceeds of approximately $17,208,000 after payment of closing costs. The Partnership recognized a gain of approximately $12,376,000 on the sale during the third quarter of 2000. In addition, the Partnership is waiting on the calculation of a prepayment premium by the mortgage lender. As a result, the Partnership has the potential to incur further costs related to this sale.

The sales transaction is summarized as follows (amounts in thousands):

   Sales price, net of selling costs   $ 17,208
   Real estate (1)                       (4,832)
   Gain on sale of real estate         $ 12,376

(1)   Net of accumulated depreciation of approximately $9,167,000.

The following unaudited pro forma information reflects the operations of the Partnership for the six months ended June 30, 2000 and 1999, as if Countrywood had been sold on January 1, 1999 (in thousands):

                                               2000           1999

Revenues                                      $ 4,650        $ 4,443
Expenses                                        4,296          3,901
Net income                                    $   354        $   542
Net income per Limited Partnership Unit       $  7.01        $ 10.73

These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of the periods presented or what may be achieved in the future.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Baymeadows Apartments

         Jacksonville, Florida                         94%            93%

       Quail Run Apartments

         Columbia, South Carolina                      88%            92%

       Countrywood Village Apartments

         Raleigh, North Carolina                       92%            93%

The Corporate General Partner attributes the decrease in average occupancy at Quail Run to increased competition in the local market as a result of the addition of five new apartment complexes in the local area.

Results of Operations

The Partnership recorded net income of approximately $399,000 for the three months ended June 30, 2000 compared to net income of approximately $521,000 for the corresponding period in 1999. The Partnership's net income for the six months ended June 30, 2000 was approximately $810,000 compared to net income of approximately $966,000 for the corresponding period in 1999. The decrease in net income for the three and six month periods ended June 30, 2000 compared with the three and six month periods ended June 30, 1999 is primarily due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999, predominately due to an increase in operating expense at Baymeadows. Operating expense increased at Baymeadows due to increases in salaries, commissions and other related benefits as well as increases in utilities, sewer repair, floor covering repairs and interior painting at Baymeadows. These repairs were completed to upgrade Baymeadows so that it may improve its position in the Jacksonville market. All other expenses remained relatively constant for the comparable three and six month periods.

The increase in total revenues is due to increases in both rental and other income. Rental income increased due to increases in average rental rates at all three properties, slightly offset by decreases in occupancy at Quail Run Apartments in addition to an increase in concession costs at all three properties. Other income increased primarily due to increases in lease cancellation fees and late charges at Baymeadows Apartments, local telephone income at all properties and interest income. Interest income increased as a result of larger cash balances invested in interest bearing accounts.

Included in general and administrative expense for the six month periods ended June 30, 2000 and 1999 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,238,000 as compared to approximately $2,913,000 at June 30, 1999. Cash and cash equivalents decreased approximately $2,392,000 for the six months ended June 30, 2000 from the Registrant's year end of December 31, 1999. The decrease was due to approximately $3,443,000 of cash used in financing activities and approximately $1,924,000 of cash used in investing activities, which was partially offset by approximately $2,975,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of property improvements and replacements, and to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $3,401,000 in capital improvements at Baymeadows Apartments for 2000 consisting primarily of pool upgrades, plumbing upgrades, roof replacements, structural improvements, carpet and vinyl replacements, new appliances, new cabinets, and air conditioning upgrades. As of June 30, 2000, the Partnership has spent approximately $1,178,000 in budgeted improvements consisting primarily of plumbing upgrades, structural upgrades, roof replacements, appliances, and carpet and vinyl replacements. These improvements were funded from operating cash flow.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $232,000 in capital improvements at Quail Run Apartments for 2000 consisting primarily of new appliances, carpet and vinyl replacements, and fencing upgrades. As of June 30, 2000, the Partnership has spent approximately $137,000 in budgeted improvements consisting primarily of carpet and vinyl replacements, new appliances and lighting upgrades. These improvements were funded from operating cash flow.

Countrywood Apartments: The Partnership has budgeted, but is not limited to, approximately $125,000 in capital improvements at Countrywood Apartments for 2000 consisting primarily of carpet and vinyl replacements, cabinet replacements, new appliances, and air conditioning upgrades. As of June 30, 2000, the Partnership has spent approximately $81,000 in budgeted improvements consisting primarily of carpet and vinyl replacements and new appliances. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $22,405,000, net of discount, is amortized over 257 months with a balloon payment of approximately $20,671,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 ($1,980,000 paid to limited partners or $39.60 per limited partnership unit). In addition a distribution from operations of approximately $1,000,000 ($990,000 to limited partners or $19.80 per limited partnership unit) was paid during the six months ended June 30, 2000 relating to a distribution payable as of December 31, 1999. There were no distributions paid during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $648,000. As of June 30, 2000, the reserve account was fully funded with approximately $1,429,000 on deposit with the mortgage lender.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                              Date:      August 14, 2000