Form 10QSB
period 2000-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2000-11-13
CIK 702174

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                              $  2,702
   Receivables and deposits                                                    302
   Restricted escrows                                                          704
   Other assets                                                                292
   Investment properties:
      Land                                                 $  2,759
      Buildings and related personal property                49,014
                                                             51,773

      Less accumulated depreciation                         (29,116)        22,657
                                                                          $ 26,657

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                       $    697
   Tenant security deposit liabilities                                         199
   Accrued property taxes                                                      550
   Other liabilities                                                           862
   Mortgage notes payable                                                   18,167

Partners' Capital

   General partners                                        $     94
   Limited partners (49,995 units issued and
      outstanding)                                            6,088          6,182
                                                                          $ 26,657

            See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                           Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                           2000         1999          2000          1999
Revenues:
   Rental income                          $ 2,401      $ 2,823       $ 8,064       $ 8,378
   Other income                               165          110           518           344
   Gain on sale of investment
     property (Note H)                     12,350           --        12,350            --
      Total revenues                       14,916        2,933        20,932         8,722

Expenses:
   Operating                                1,199        1,317         3,782         3,554
   General and administrative                 209           97           382           273
   Depreciation                               604          474         1,618         1,423
   Interest                                   451          523         1,478         1,581
   Property taxes                             195          199           604           602
      Total expenses                        2,658        2,610         7,864         7,433

Income before extraordinary item           12,258          323        13,068         1,289

Extraordinary loss on early
 extinguishment of debt (Note H)             (246)          --          (246)           --

Net income                                $12,012      $   323       $12,822       $ 1,289

Net income allocated

   to general partners (1%)               $   120      $     3       $   128       $    13
Net income allocated

   to limited partners (99%)               11,892          320        12,694         1,276

                                          $12,012      $   323       $12,822       $ 1,289
Net income per limited
   partnership unit                       $237.86      $  6.40       $253.90       $ 25.52

Distributions per limited

   partnership unit                       $234.89      $    --       $274.49       $    --


            See Accompanying Notes to Consolidated Financial Statements

c)

                              SHELTER PROPERTIES IV

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          50,000      $     2     $ 50,000    $ 50,002

Partners' (deficit) capital at
   December 31, 1999                    49,995      $   (14)    $  7,117    $  7,103

Distributions to partners                               (20)     (13,723)    (13,743)

Net income for the nine months
   ended September 30, 2000                 --          128       12,694      12,822

Partners' capital at
   September 30, 2000                   49,995      $    94     $  6,088    $  6,182

            See Accompanying Notes to Consolidated Financial Statements

d)
                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $12,822     $ 1,289
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Gain on sale of investment property                     (12,350)         --
        Loss on early extinguishment of debt                        246          --
        Depreciation                                              1,618       1,423
        Amortization of discounts and loan costs                    199         210
        Change in accounts:
            Receivables and deposits                                424        (279)
            Other assets                                            119        (302)
            Accounts payable                                       (128)        106
            Tenant security deposit liabilities                     (33)         10
            Accrued property taxes                                  209         321
            Other liabilities                                       575          (3)

               Net cash provided by operating activities          3,701       2,775

Cash flows from investing activities:

   Property improvements and replacements                        (2,540)       (921)
   Net withdrawals from restricted escrows                          197         853
   Proceeds from the sale of investment property                 17,385          --

               Net cash provided by (used in) investing
                  activities                                     15,042         (68)

Cash flows from financing activities:

   Partners' distributions                                      (14,743)         --
   Payments on mortgage notes payable                              (640)       (622)
   Repayment of mortgage note payable                            (4,172)         --
   Debt extinguishment costs                                      (116)          --
               Net cash used in financing activities           (19,671)        (622)

Net (decrease) increase in cash and cash equivalents               (928)      2,085
Cash and cash equivalents at beginning of period                  3,630       1,273
Cash and cash equivalents at end of period                      $ 2,702     $ 3,358

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $ 1,298     $ 1,370
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements included in
    accounts payable                                            $   443     $    --

Distributions of approximately $1,000,000 were accrued at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

Change in Fiscal Year End: The Partnership elected to change its fiscal year from October 31, to December 31, effective for the period ending December 31, 1999, as announced in its Form 8-K filed on January 3, 2000. This Quarterly Report on Form 10-QSB presents the unaudited results of the Partnership's operations for the three and nine months ended September 30, 2000 and 1999.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                          2000             1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 3,701          $ 2,775
        Payments on mortgage notes payable                  (640)            (622)
        Property improvements and replacements            (2,540)            (921)
        Change in restricted escrows, net                    197              853
        Changes in reserves for net operating
           liabilities                                    (1,166)             147
        Additional reserves                                   --           (2,232)

           Net cash used in operations                   $ (448)           $   --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $2,232,000 at September 30, 1999, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 ($1,980,000 paid to limited partners or $39.60 per limited partnership unit) and paid a distribution of approximately $11,743,000 from sale proceeds ($11,743,000 paid to limited partners or $234.89 per limited partnership unit). In addition, a distribution from operations of approximately $1,000,000 ($990,000 to limited partners or $19.80 per limited partnership unit) was paid during the nine months ended September 30, 2000 relating to a distribution payable as of December 31, 1999. There were no distributions paid during the nine months ended September 30, 1999.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and its affiliates during the nine months ended September 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $431       $437
         Reimbursement for services of affiliates
           (included in operating, general and
           administrative expenses, and investment
           properties)                                    276        158
         Due to affiliates (included in other
           liabilities)                                    90         --
         Due to general partners (included in other
           liabilities)                                   178         --

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $431,000 and $437,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $276,000 and $158,000 for the nine months ended September 30, 2000 and 1999, respectively. Of this amount approximately $90,000 was accrued at September 30, 2000.

In connection with the sale of Countrywood Village, the Corporate General Partner is allowed to receive a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $178,000 owed to the Corporate General Partner was accrued and is included in 'Other Liabilities' at September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 30,448 limited partnership units in the Partnership representing 60.902% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.902% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes, one each located in Florida and South Carolina. On August 1, 2000, the Partnership sold its third apartment complex located in North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

Three Months Ended September 30, 2000

                                        Residential    Other      Totals
Rental income                             $ 2,401      $  --     $ 2,401
Other income                                  152         13         165
Interest expense                              451         --         451
Depreciation                                  604         --         604
General and administrative expense             --        209         209
Gain on sale of investment property        12,350         --      12,350
Extraordinary loss on early                  (246)        --        (246)
   extinguishment of debt
Segment profit (loss)                      12,208       (196)     12,012

Nine Months Ended September 30, 2000

                                        Residential    Other      Totals
Rental income                              $ 8,064     $   --    $ 8,064
Other income                                  497          21        518
Interest expense                            1,478          --      1,478
Depreciation                                1,618          --      1,618
General and administrative expense             --         382        382
Gain on sale of investment property        12,350         --      12,350
Extraordinary loss on early
   extinguishment of debt                    (246)        --        (246)
Segment profit (loss)                      13,183        (361)    12,822
Total assets                               25,849         808     26,657
Capital expenditures                        2,983          --      2,983

Three Months Ended September 30, 1999

                                        Residential    Other      Totals
Rental income                            $ 2,823      $    --    $ 2,823
Other income                                 105            5        110
Interest expense                             523           --        523
Depreciation                                 474           --        474
General and administrative expense            --           97         97
Segment profit (loss)                        415          (92)       323

Nine Months Ended September 30, 1999

                                        Residential    Other      Totals
Rental income                            $ 8,378       $   --    $ 8,378
Other income                                 323           21        344
Interest expense                           1,581           --      1,581
Depreciation                               1,423           --      1,423
General and administrative expense            --          273        273
Segment profit (loss)                      1,541         (252)     1,289
Total assets                              31,193          827     32,020
Capital expenditures                         921           --        921

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Sale of Property

On August 1, 2000, the Partnership sold Countrywood Village to DCF, Sr., LLC, an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. The Partnership realized a gain of approximately $12,350,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized debt discount being written off and the payment of a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property. In connection with the sale, the Corporate General Partner is allowed to receive a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $178,000 owed to the Corporate General Partner was accrued and is included in 'Other Liabilities' at September 30, 2000. In August 2000, the Partnership made a distribution of approximately $11,743,000 representing proceeds from the sale of Countrywood Village. Revenues included in the accompanying consolidated statements of operations related to this property were approximately $1,586,000 and $2,031,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Baymeadows Apartments

         Jacksonville, Florida                         93%            93%

       Quail Run Apartments

         Columbia, South Carolina                      90%            93%

The Corporate General Partner attributes the decrease in average occupancy at Quail Run to increased competition in the local market as a result of the addition of five new apartment complexes in the local area.

Results of Operations

The Partnership recorded net income of approximately $12,012,000 for the three months ended September 30, 2000 compared to net income of approximately $323,000 for the corresponding period in 1999. The Partnership's net income for the nine months ended September 30, 2000 was approximately $12,822,000 compared to net income of approximately $1,289,000 for the corresponding period in 1999. The increase in net income for the three and nine month periods ended September 30, 2000 compared with the three and nine month periods ended September 30, 1999 is primarily due to the gain on the sale of Countrywood Village partially offset by the extraordinary loss on early extinguishment of debt recognized in connection with the sale.

On August 1, 2000, the Partnership sold Countrywood Village to DCF, Sr., LLC, an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. The Partnership realized a gain of approximately $12,350,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized debt discount being written off and the payment of a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the impact of the sale of Countrywood Village, net income for the nine months ended September 30, 2000 and 1999 was approximately $288,000 and $641,000 respectively. The net loss for the three months ended September 30, 2000 was approximately $66,000 versus net income for the three months ended September 30, 1999 of approximately $98,000. The decrease in net income for the three and nine month periods ended September 30, 2000 as compared to the three and nine month periods ended September 30, 1999 was primarily due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999, predominately due to an increase in depreciation expense at both Baymeadows and Quail Run in addition to an increase in general and administrative expenses. For the nine months ended September 30, 2000 an increase in operating expense at Baymeadows also contributed to the increase in total expenses. For the three months ended September 30, 2000 operating expenses remained relatively constant. All other expenses remained relatively constant for the comparable three and nine month periods. The increase in depreciation expense is attributed to an increase in capital improvements completed during the past year which are now being depreciated. On an overall basis the operating expenses of Baymeadows have increased during the last quarter of 1999 and into 2000 as a result of increases in salaries, commissions and other related benefits as well as increases in utilities, interior painting, floor covering repairs and sewer repairs. These repairs were completed to upgrade Baymeadows so that it may improve its position in the Jacksonville market.

General and administrative expenses increased for the three and nine month periods ended September 30, 2000 as a result of an increase in the services and the cost of such services provided by the Corporate General Partner and its affiliates. Included in general and administrative expenses for the three and nine month periods ended September 30, 2000 and 1999, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

The increase in total revenues is due to increases in both rental and other income. Rental income increased due to increases in average rental rates at Baymeadows and Quail Run, slightly offset by decreases in occupancy at Quail Run Apartments in addition to an increase in concession costs at both properties. Other income increased primarily due to increases in lease cancellation fees and late charges at Baymeadows Apartments, local telephone income at all properties and interest income. Interest income increased as a result of larger average cash balances invested in interest bearing accounts.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $2,702,000 as compared to approximately $3,358,000 at September 30, 1999. Cash and cash equivalents decreased approximately $928,000 for the nine months ended September 30, 2000 from the Registrant's year end of December 31, 1999. The decrease was due to approximately $19,671,000 of cash used in financing activities, which was partially offset by approximately $15,042,000 of cash provided by investing activities and approximately $3,701,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties along with payments associated with paying off the Countrywood Village mortgage. Cash provided by investing activities consisted primarily of net proceeds from the sale of Countrywood Village and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements. The Registrant invests its working capital reserves in money market accounts.

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

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $3,401,000 in capital improvements at Baymeadows Apartments for 2000 consisting primarily of pool upgrades, plumbing upgrades, roof replacements, structural improvements, carpet and vinyl replacements, new appliances, new cabinets, and air conditioning upgrades. As of September 30, 2000, the Partnership has spent approximately $2,652,000 in budgeted improvements consisting primarily of plumbing upgrades, structural upgrades, roof replacements, pool upgrades, appliances, and carpet and vinyl replacements. These improvements were funded from operating cash flow.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $232,000 in capital improvements at Quail Run Apartments for 2000 consisting primarily of new appliances, carpet and vinyl replacements, and fencing upgrades. As of September 30, 2000, the Partnership has spent approximately $229,000 in budgeted improvements consisting primarily of carpet and vinyl replacements, new appliances and lighting upgrades. These improvements were funded from operating cash flow.

Countrywood Village Apartments: The Partnership had budgeted approximately $125,000 in capital improvements at Countrywood apartments for 2000 consisting primarily of carpet and vinyl replacements, cabinet replacements, new appliances and air conditioning upgrades. Prior to the sale of the property on August 1, 2000, the Partnership had spent approximately $102,000 in budgeted improvements consisting primarily of carpet and vinyl replacements and new appliances. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,167,000, net of discount, is amortized over 257 months with a balloon payment of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 ($1,980,000 paid to limited partners or $39.60 per limited partnership unit) and paid a distribution of approximately $11,743,000 from sale proceeds ($11,743,000 paid to limited partners or $234.89 per limited partnership unit). In addition a distribution from operations of approximately $1,000,000 ($990,000 to limited partners or $19.80 per limited partnership unit) was paid during the nine months ended September 30, 2000 relating to a distribution payable as of December 31, 1999. There were no distributions paid during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $494,000. As of September 30, 2000, the reserve account was fully funded with approximately $691,000 on deposit with the mortgage lender.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

                  Current report on Form 8-K filed August 14, 2000 disclosing the sale of Countrywood Village Apartments.

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

                                 Date:   November 13, 2000