Form 10KSB
period 2000-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2001-04-02
CIK 702174

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                For the transition period _________to_________

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

State issuer's revenues for its most recent fiscal year.  $23,453,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Description of Business

Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited from participating in the management of the Partnership by the Partnership's partnership agreement (the "Partnership Agreement") In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1982 and 1983, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate two of these properties. See "Item
2. Description of Properties".

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. The Partnership realized a gain of approximately $12,451,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                          Gross
                        Carrying   Accumulated  Depreciable                Federal
       Property           Value    Depreciation Life-Years     Method     Tax Basis
                           (in thousands)                               (in thousands)

Baymeadows Apartments    $38,977     $21,641       5-36         S/L        $ 8,447

Quail Run Apartments      14,258       7,934       5-34         S/L          2,005

        Total            $53,235     $29,575                               $10,452


See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "Note H - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                        Principal
                       Balance At     Stated                              Balance
                      December 31,   Interest    Period     Maturity      Due At
      Property            2000         Rate     Amortized     Date      Maturity(1)
                     (in thousands)                                   (in thousands)

Baymeadows
  1st mortgage           $12,656      7.60%      257 mo.    11/15/02      $11,555
  2nd mortgage               493      7.60%      257 mo.    11/15/02          493

Quail Run
  1st mortgage             5,096      7.60%      257 mo.    11/15/02        4,660
  2nd mortgage               199      7.60%      257 mo.    11/15/02          199
                         18,444
Less unamortized
  discounts                (424)

Total                    $18,020                                          $16,907

(1) See "Item 7, Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for the years ended December 31, 2000 and October 31, 1999 and for the two months ended December 31, 1999 and 1998:


                   (per unit)         (per unit)
                 Average Annual     Average Annual      Average Annual     Average Annual
                  Rental Rates       Rental Rates         Occupancy           Occupancy
                  Years Ended         Two Months         Years Ended         Two Months
                                         Ended                                  Ended
            December 31, October 31,  December 31,  December 31, October 31, December 31,
                                     (annualized)
 Property       2000        1999     1999    1998      2000        1999     1999    1998
 Baymeadows    $7,898      $7,613   $7,752  $7,546      93%        93%       93%     95%

 Quail Run      8,148       7,897    8,006   7,863      91%        93%       93%     92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. Both properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Baymeadows                         $ 480             2.03%

Quail Run                            192             1.80%

Capital Improvements

Baymeadows Apartments: The Partnership completed approximately $4,083,000 in capital expenditures at Baymeadows Apartments as of December 31, 2000, consisting primarily of pool upgrades, plumbing upgrades, roof replacements, structural improvements, carpet and vinyl replacements, new appliances, new cabinets, interior decoration, and air conditioning upgrades. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or approximately $248,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: The Partnership completed approximately $309,000 in capital expenditures at Quail Run Apartments as of December 31, 2000, consisting primarily of appliance and flooring replacements, electrical and air conditioning upgrades and other enhancements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or approximately $91,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Countrywood Village Apartments: Prior to the sale of the property on August 1, 2000, the Partnership completed approximately $102,000 in capital expenditures at Countrywood Village Apartments consisting primarily of carpet and vinyl replacements, and new appliances. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units aggregating $49,900,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 2,015 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 32,483 units or 64.97% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the twelve months ended October 31, 1999, two months ended December 31, 1999, and twelve months ended December 31, 2000 as well as subsequent to December 31, 2000. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                                    Distributions
                                                                Per Limited
                                             Aggregate      Partnership Unit

           11/1/98 - 10/31/99            $ 2,400,000 (1)        $ 47.52

           11/1/99 - 12/31/99              1,000,000 (2)          19.80

           11/1/00 - 12/31/00             13,743,000 (3)         274.49

         Subsequent to 12/31/00              150,000 (4)           3.00

 (1)  Distributions were made from cash from operations.

(2) Distribution was made from cash from operations. Distribution was accrued at December 31, 1999 and paid during January 2000.

(3) Consists of approximately $11,743,000 of proceeds from the sale of Countrywood Village and approximately $2,000,000 of cash from operations.

(4) Distribution was made from remaining proceeds from the sale of Countrywood Village.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. As of December 31, 2000, the reserve account was fully funded with approximately $701,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,483 limited partnership units in the Partnership representing 64.97% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $574.10 per Unit. Pursuant to this offer, AIMCO acquired an additional 114 units resulting in its total ownership being increased to 32,597 units or 65.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

Year Ended December 31, 2000 vs. Year Ended October 31, 1999

Effective November 1, 1999, the Partnership changed its fiscal year-end from October 31 to December 31. For comparative purposes the years ended December 31, 2000 and October 31, 1999 are analyzed.

The Partnership recorded net income of approximately $13,215,000 for the year ended December 31, 2000 compared to net income of approximately $1,868,000 for the twelve months ended October 31, 1999. The increase in net income for the twelve months ended December 31, 2000 compared to the twelve months ended October 31, 1999 is primarily due to the gain on the sale of Countrywood Village partially offset by the extraordinary loss on early extinguishment of debt recognized in connection with the sale.

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. The Partnership realized a gain of approximately $12,451,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the impact of the sale of Countrywood Village and its operations, net income for the years ended December 31, 2000 and October 31, 1999 was approximately $526,000 and $959,000, respectively. The decrease in net income is primarily due to the cumulative effect of a change in accounting principle recognized during the year ended October 31, 1999. See discussion below for further details.

Excluding the impact of the cumulative effect of a change in accounting principle, income before the cumulative effect was approximately $526,000 and $609,000 for the years ended December 31, 2000 and October 31, 1999, respectively. The decrease in income before the cumulative effect for the year ended December 31, 2000 compared to the year ended October 31, 1999 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased to due increases in operating, depreciation, and general and administrative expenses offset by a decrease in interest expense. Operating expenses increased due to increases in salaries, commissions, related benefits and utilities at both Baymeadows and Quail Run. Depreciation expense increased at both properties due to capital improvements completed during 1999 and 2000 which are now being depreciated. Interest expense decreased due to scheduled principal payments made on the first mortgages encumbering Bay Meadows and Quail Run.

General and administrative expenses increased for the year ended December 31, 2000 compared to the year ended October 31, 1999 as a result of an increase in the cost of services provided by the Corporate General Partner and its
affiliates.   Included   in  the  general  and   administrative   expenses   are
reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

The increase in total revenues is due to increases in both rental and other income. Rental income increased due to increases in average annual rental rates at Baymeadows and Quail Run, slightly offset by decreases in occupancy at Quail Run in addition to an increase in concession costs at both properties. Other income increased due to increases in lease cancellation fees and late charges at Baymeadows Apartments and local telephone income and interest income at both properties. Interest income increased as a result of larger average cash balances invested in interest bearing accounts.

Two Months Ended December 31, 1999 vs. Two Months Ended December 31, 1998

The Partnership's net income before extraordinary item and cumulative effect of a change in accounting principle for the two months ended December 31, 1999 was approximately $137,000 compared to approximately $328,000 for the corresponding period in 1998. The decrease in income before extraordinary item and cumulative effect of a change in accounting principle for the comparable two months periods is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is primarily due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at both Baymeadows and Countrywood Village which more than offset an increase in average rental rates at both investment properties.

Total expenses increased for the two months ended December 31, 1999 as compared to the two months ended December 31, 1998, due to increases in operating and property tax expenses at Baymeadows and depreciation at both of the properties. Operating expense increased at Baymeadows due to increases in salaries, commissions and other related benefits as well as increases in sewer repair, floor covering repairs and interior painting at Baymeadows.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $2,042,000 as compared to approximately $3,630,000 at December 31, 1999, a decrease of approximately $1,588,000. The decrease is due to approximately $19,846,000 used in financing activities, which was partially offset by $14,005,000 provided by investing activities and approximately $4,253,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, principal payments made on the mortgages encumbering the Registrant's properties, the repayment of the Countrywood Village mortgage upon its sale and the related prepayment penalty. Cash provided by investing activities consisted primarily of net proceeds from the sale of Countrywood Village and net withdrawals from restricted escrows maintained by the mortgage lender partially offset by property improvements and replacements. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $275 per unit or $339,900. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,020,000, net of discount, is being amortized over 257 months with balloon payments of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 paid to limited partners or $39.60 per limited partnership unit) and a distribution of approximately $11,743,000 of sales proceeds from the sale of Countrywood Village to the limited partners ($234.89 per limited partnership unit). During the two months ended December 31, 1999, the Partnership declared a distribution of approximately $1,000,000 (approximately $990,000 paid to limited partners or $19.80 per limited partnership unit) from operations. This distribution was paid in January 2000. During the year ended October 31, 1999, a cash distribution of approximately $2,400,000 (approximately $2,376,000 paid to limited partners or $47.52 per limited partnership unit) was paid from operations. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of undistributed sales proceeds of approximately $150,000 to the limited partners ($3.00 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property. As of December 31, 2000, the reserve account was fully funded with approximately $701,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,483 limited partnership units in the Partnership representing 64.97% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $574.10 per Unit. Pursuant to this offer, AIMCO acquired an additional 114 units resulting in its total ownership being increased to 32,597 units or 65.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 7.     Financial Statements


SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and October 31, 1999 and two months ended December 31, 1999 and 1998.

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and October 31, 1999 and two months ended December 31, 1999.

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and October 31, 1999 and two months ended December 31, 1999 and 1998.

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties IV


We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended December 31, 2000 and October 31, 1999 and for the two months ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and October 31, 1999 and for the two months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note H to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective November 1, 1998.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                              $  2,042
   Receivables and deposits                                                    125
   Restricted escrows                                                          714
   Other assets                                                                232
   Investment properties (Notes C and F):
      Land                                                 $  2,759
      Buildings and related personal property                50,476
                                                             53,235
      Less accumulated depreciation                         (29,575)        23,660

                                                                          $ 26,773

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                       $  1,078
   Tenant security deposit liabilities                                         203
   Accrued property taxes                                                      193
   Other liabilities                                                           704
   Mortgage notes payable (Note C)                                          18,020

Partners' Capital
   General partners                                         $     98
   Limited partners (49,995 units issued and
      outstanding)                                             6,477         6,575

                                                                          $ 26,773

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                               Years Ended           Two Months Ended
                                         December 31, October 31, December 31, December 31,
                                             2000        1999        1999        1998
                                                                              (Unaudited)
Revenues:
 Rental income                           $ 10,321     $ 11,174    $  1,840    $  1,876
 Other income                                 681          493          90         107
 Gain on sale of investment property       12,451           --          --          --
 (Note I)
      Total revenue                        23,453       11,667       1,930       1,983

Expenses:
 Operating                                  4,778        4,820         865         773
 General and administrative                   512          363          48          46
 Depreciation                               2,101        2,126         398         366
 Interest                                   1,889        2,110         345         356
 Property taxes                               712          783         137         114
      Total expenses                        9,992       10,202       1,793       1,655

Income before extraordinary item and
 cumulative effect of a change in
accounting
 principle                                 13,461        1,465         137         328
Cumulative effect on prior years of a
 change in accounting for the cost of
 exterior painting and major
 landscaping (Note H)                          --          403          --         403
Extraordinary loss on early
extinguishment
 of debt (Note I)                            (246)          --          --          --

Net income (Note D)                      $ 13,215     $  1,868    $    137    $    731

Net income allocated to general          $    132     $     19    $      1    $      7
partners (1%)
Net income allocated to limited
   partners (99%)                          13,083        1,849         136         724

                                         $ 13,215     $  1,868    $    137    $    731
Net income per limited partnership unit:
  Income before extraordinary item and
   cumulative effect of a change in
     accounting principle                $ 266.55     $  29.00    $   2.72    $   6.50
  Cumulative effect on prior years of a
   change in accounting for the cost of
   exterior painting and major                 --         7.98          --        7.98
landscaping
  Extraordinary loss on early
   extinguishment of debt                   (4.86)          --          --          --
Net income per limited partnership unit  $ 261.69     $  36.98    $   2.72    $  14.48
Distributions per limited partnership    $ 274.49     $  47.52    $  19.80    $  47.52

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)





                                              Limited
                                            Partnership     General     Limited
                                               Units       Partners    Partners     Total

Original capital contributions                 50,000      $     2      $50,000    $50,002

Partners' capital at
   October 31, 1998                            49,995      $    --      $ 8,498    $ 8,498

Net income for the year
   ended October 31, 1999                          --           19        1,849      1,868

Distributions to partners                          --          (24)      (2,376)    (2,400)

Partners' (deficit) capital
   at October 31, 1999                         49,995           (5)       7,971      7,966

Net income for the two months
   ended December 31, 1999                         --            1          136        137

Distribution to partners                           --          (10)        (990)    (1,000)

Partners' (deficit) capital at
   December 31, 1999                           49,995          (14)       7,117      7,103

Net income for the year ended
   December 31, 2000                               --          132       13,083     13,215

Distribution to partners                           --          (20)     (13,723)   (13,743)

Partners' capital at  December 31, 2000        49,995     $     98     $  6,477   $  6,575

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                               Years Ended           Two Months Ended
                                         December 31, October 31, December 31, December 31,
                                             2000        1999        1999        1998
                                                                              (Unaudited)

Cash flows from operating activities:
 Net income                              $ 13,215     $  1,868    $    137    $    731
 Adjustments to reconcile net income to
 net
   cash provided by operating
 activities:
   Gain on sale of investment property    (12,451)          --          --          --
   Loss on early extinguishment of debt       246           --          --          --
   Depreciation                             2,101        2,126         398         366
   Casualty loss                               25           --          --          --
   Amortization of discounts and loan         242          280          47          46
   costs
   Cumulative effect on prior year of
     change in accounting principle            --         (403)         --        (403)
   Change in accounts:
     Receivables and deposits                 601           85         425         465
     Other assets                             164         (241)         32           4
     Accounts payable                          48          296        (255)         (3)
     Tenant security deposit liabilities      (29)          (2)        (14)         (5)
     Accrued property taxes                  (148)          16        (335)       (371)
     Other liabilities                        239           57         (32)        (34)
       Net cash provided by operating
          activities                        4,253        4,082         403         796
 Cash flows from investing activities:
   Property improvements and               (3,567)      (1,363)       (230)       (259)
   replacements
   Net withdrawals from (deposits to)
     restricted escrows                       187          942         (13)         89
   Net proceeds from the sale of
   investment
     property                              17,385           --          --          --
       Net cash provided by (used in)
          investing activities             14,005         (421)       (243)       (170)
 Cash flows from financing activities:
   Payments on mortgage notes payable        (815)        (828)       (144)       (134)
   Repayment of mortgage notes payable     (4,172)          --          --          --
   Debt extinguishment costs                 (116)          --          --          --
   Partners' distributions                (14,743)      (2,400)         --      (2,400)

       Net cash used in financing
          activities                      (19,846)      (3,228)       (144)     (2,534)

Net (decrease) increase in cash and
   cash equivalents                        (1,588)         433          16      (1,908)

Cash and cash equivalents at beginning
of
   the period                               3,630        3,181       3,614       3,181

Cash and cash equivalents at end of
   the period                            $  2,042     $  3,614    $  3,630    $  1,273
Supplemental disclosure of cash flow
    information:
  Cash paid for interest                 $  1,667     $  1,829    $    298    $    309
Supplemental disclosure of non-cash
    information:
Property improvements and replacements
  included in accounts payable           $    927     $     --    $     --    $     --
Distributions payable                    $     --     $     --    $  1,000    $     --

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited from participating in the management of the Partnership by the Partnership's partnership agreement (the "Partnership Agreement"). In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983. The Partnership operates two apartment properties located in the Southeast.

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

Change in Fiscal Year End: The Partnership elected to change its fiscal year from October 31, to December 31, effective for the period ending December 31, 1999, as discussed in its Form 8-K filed on January 3, 2000. This Annual Report on Form 10-KSB presents the audited results of the Partnership's operations for the two months ended December 31, 1999 and the unaudited results from the two months ended December 31, 1998.

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


                                               Years Ended             Two Months Ended
                                        December 31,  October 31,   December   December 31,
                                                                             31,
                                            2000         1999         1999         1998
                                              (in thousands)            (in thousands)
                                                                                (unaudited)
Net cash provided by operating
   activities                            $ 4,253     $ 4,082       $   403     $   796
  Property improvements and
   replacements                           (3,567)     (1,363)         (230)       (259)
  Payments on mortgage notes payable        (815)       (828)         (144)       (134)
  Changes in restricted escrows, net         187         942           (13)         89
  Changes in reserves for net
     operating liabilities                  (875)       (211)          179         (56)
  Release of (additional) operating
     reserves                                817      (1,622)         (195)       (436)

     Net cash from operations            $    --     $ 1,000       $    --     $    --

During the year ended December 31, 2000, the Corporate General Partner released previously reserved funds of approximately $967,000. The Corporate General Partner reserved approximately $1,622,000 at October 31, 1999 to fund capital improvements and repairs at its properties. Approximately $195,000 and approximately $436,000 was reserved to fund such improvements and repairs for the two months ended December 31, 1999 and 1998, respectively.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 paid to limited partners or $39.60 per limited partnership unit) and a distribution of approximately $11,743,000 of sales proceeds from the sale of Countrywood Village to the limited partners ($234.89 per limited partnership unit). During the two months ended December 31, 1999, the Partnership declared a distribution of approximately $1,000,000 (approximately $990,000 paid to limited partners or $19.80 per limited partnership unit) from operations. This distribution was paid in January 2000. During the year ended October 31, 1999, a cash distribution of approximately $2,400,000 (approximately $2,376,000 paid to limited partners or $47.52 per limited partnership unit) was paid from operations. Subsequent to December 31, 2000, the partnership declared and paid a distribution of undistributed sales proceeds of approximately $150,000 to the limited partners ($3.00 per limited partnership unit).

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount greater than $400 per apartment unit for each respective property for a total of $494,000. As of December 31, 2000, the Partnership has deposits of approximately $701,000 in its Reserve Account.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' (deficit) capital for the twelve months ended December 31, 2000 and October 31, 1999 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2000 and October 31, 1999 were a decrease of approximately $875,000 and $211,000, respectively. The changes in other reserves during the two months ended December 31, 1999 and 1998 were an increase of approximately $179,000 and a decrease of approximately $56,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,858,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Reserve Account: A general Reserve Account was established in 1992 with the refinancing proceeds for both properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal a minimum of $400 per apartment unit or $494,000 in total. The balance at December 31, 2000, is approximately $701,000, which includes interest.

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

Effective November 1, 1998 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see Note H).

Loan Costs: Loan costs of approximately $700,000, less accumulated amortization of approximately $566,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loans.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and October 31, 1999 or the two months ended December 31, 1999.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $101,000 and $104,000 for the years ended December 31, 2000 and October 31, 1999, respectively, and approximately $19,000 and $16,000 (unaudited) for the two months ended December 31, 1999 and 1998, respectively, were charged to operating expense.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                                 Principal    Monthly                          Principal
                                Balance At    Payment     Stated                Balance
                               December 31,  Including   Interest  Maturity      Due At
Property                           2000       Interest     Rate      Date       Maturity
                                    (in thousands)                           (in thousands)

Baymeadows
 1st mortgage                   $12,656       $ 126       7.60%    11/15/02     $11,555
 2nd mortgage                       493           3       7.60%    11/15/02         493

Quail Run
 1st mortgage                     5,096          51       7.60%    11/15/02       4,660
 2nd mortgage                       199           1       7.60%    11/15/02         199

                                 18,444

Less unamortized discounts         (424)

Total                           $18,020       $ 181                             $16,907

The Partnership exercised interest rate buy-down options for the two properties when the debt was refinanced in 1992, thereby, reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to approximately $1,606,000 and is being amortized as a loan discount using the effective interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and revenues generated by the properties. The notes could not be prepaid prior to November 15, 1997, thereafter, prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                                      2001      $    775
                                      2002        17,669
                                                 $18,444

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             Years Ended        Two Months Ended
                                      December 31,  October 31,   December 31,
                                          2000          1999          1999

Net income as reported                 $13,215        $ 1,868        $   137
Add (deduct):
     Depreciation differences            1,208          1,443            212
     Change in prepaid rental              (19)          (110)            (3)
     Cumulative effect on prior
       year of a change in
       accounting principle                 28           (403)            --
     Other                               3,050             --            186

Federal taxable income                 $17,482        $ 2,798        $   532

Federal taxable income per
     limited partnership unit          $341.75        $ 55.41        $ 10.64

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net assets as reported                   $ 6,575
            Land and buildings                         7,536
            Accumulated depreciation                 (20,744)
            Syndication                                6,293
            Other                                         65

            Net liabilities - Federal tax basis      $  (275)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended December 31, 2000 and October 31, 1999 and the two months ended December 31, 1999 and 1998:


                                            Years Ended            Two Months Ended
                                     December 31,  October 31,   December    December
                                                                    31,         31,
                                         2000          1999        1999        1998
                                                                            (unaudited)

Property  management  fees (included
in  operating expense)                     $ 552        $ 586        $ 97        $ 98
Reimbursement for services of
affiliates
 (included in general and
administrative
 expenses and investment properties)       677          210           33          30
Commission to General Partner
(included
in  gain  on  sale  of investment          178          --           --          --
  property)

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $552,000 and $586,000 during the years ended December 31, 2000 and October 31, 1999, respectively. The Registrant paid to such affiliates approximately $97,000 and $98,000 (unaudited) during the two months ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $677,000 and $210,000 for the year ended December 31, 2000 and October 31, 1999, respectively. Included in these expenses at December 31, 2000 and October 31, 1999 is approximately $331,000 and $5,000, respectively, in reimbursements for construction oversight costs. Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $30,000 (unaudited) for the two months ended December 31, 1999 and 1998.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,483 limited partnership units in the Partnership representing 64.97% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $574.10 per Unit. Pursuant to this offer, AIMCO acquired an additional 114 units resulting in its total ownership being increased to 32,597 units or 65.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                           Buildings        Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
         Description            Encumbrances     Land      Property      Acquisition
                               (in thousands)                          (in thousands)

Baymeadows Apartments             $13,149       $ 1,884     $26,916        $10,177

Quail Run Apartments                5,295           875      10,642          2,741

Totals                            $18,444       $ 2,759     $37,558        $12,918


                              Gross Amount At Which
                                     Carried
                              At December 31, 2000
                               (in thousands)

                                Buildings
                               And Related
                                 Personal             Accumulated     Date    Depreciable
      Description        Land    Property    Total    Depreciation  Acquired  Life-Years
                                                     (in thousands)
Baymeadows Apartments   $ 1,884   $37,093   $38,977     $21,641     09/30/82     5-36

Quail Run Apartments        875    13,383    14,258       7,934     01/03/83     5-34

        Totals          $ 2,759   $50,476   $53,235     $29,575

Reconciliation of "Real Estate and Accumulated Depreciation":


                                              Years Ended            Two Months Ended
                                        December 31, October 31,  December   December 31,
                                                                             31,
                                            2000        1999        1999         1998
                                             (in thousands)           (in thousands)
Real Estate                                                                  (unaudited)
Balance at beginning of period            $62,863      $60,890     $62,656    $60,890
    Property improvements                   4,494        1,363         230        259
    Cumulative  effect  on prior  years
    of a
     change in accounting principle            --          403          --         --
    Disposition of assets                 (14,122)          --         (23)        --
Balance at end of period                  $53,235      $62,656     $62,863    $61,149

Accumulated Depreciation

Balance at beginning of period            $36,714      $34,201     $36,327    $34,201
    Additions charged to expense            2,101        1,981         398        366
    Cumulative  effect  on prior  years
    of a
     change in accounting principle            --          145          --         --
    Disposition of assets                  (9,240)          --         (11)        --
Balance at end of period                  $29,575      $36,327     $36,714    $34,567

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and October 31, 1999 is approximately $60,771,000 and $71,507,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and October 31, 1999 is approximately $50,319,000 and $63,617,000, respectively.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Change in Accounting Principle

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

Note I - Sale of Property

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. The Partnership realized a gain of approximately $12,451,000 as a result of the sale. The Partnership used approximately $4,172,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $178,000 was accrued and unpaid at December 31, 2000.

The following unaudited pro-forma information reflects the operations of the Partnership as if Countrywood Village had been sold November 1, 1998 (in thousands, except unit data):

                                                                Years Ended
                                                      December 31,   October 31,
                                                          2000         1999
        Revenues                                        $ 8,837      $ 8,606
        Income before cumulative effect of
         change in accounting principle                     526          609
        Cumulative effect of change in
         accounting principle                                --          350
        Net income                                          526          959
        Income per limited partnership unit               10.42        18.98

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


Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller


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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $48,000 and non-audit services (principally tax-related) of approximately $24,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage
Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,685             7.37%
Insignia Properties LP
  (an affiliate of AIMCO)                    16,052            32.11%
AIMCO Properties L.P.
  (an affiliate of AIMCO)                    12,746            25.49%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, acquired 3,570 Units during the current fiscal year and acquired an additional 114 units subsequent to December 31, 2000.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended December 31, 2000 and October 31, 1999 and the two months ended December 31, 1999 and 1998:


                                         Twelve Months Ended       Two Months Ended
                                      December 31, October 31,   December    December
                                                                    31,         31,
                                          2000         1999        1999        1998

Property management fees                 $ 552        $ 586        $ 97        $ 98
Reimbursement    for    services   of      677          210          33          30
affiliates
Commissions                                 178          --          --          --

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $552,000 and $586,000 during the years ended December 31, 2000 and October 31, 1999, respectively. The Registrant paid to such affiliates approximately $97,000 and $98,000 during the two months ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $677,000 and $210,000 for the year ended December 31, 2000 and October 31, 1999, respectively. Included in these expenses at December 31, 2000 and October 31, 2000 is approximately $331,000 and $5,000, respectively, in reimbursements for construction oversight costs. Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $30,000 for the two months ended December 31, 1999 and 1998.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village, the Corporate General Partner entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $178,000 was accrued and is included in other liabilities on the accompanying consolidated balance sheet at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,483 limited partnership units in the Partnership representing 64.97% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $574.10 per Unit. Pursuant to this offer, AIMCO acquired an additional 114 units resulting in its total ownership being increased to 32,597 units or 65.20% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports  on Form 8-K filed in the fourth  quarter  of fiscal  year
            2000:

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


                                    Date: April 2, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                 Date:  April 2, 2001
Patrick J. Foye
Executive Vice President and
Director


/s/Martha L. Long                  Date: April 2, 2001
Martha L. Long
Senior Vice President and
Controller

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

(iii)       Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (d) Second Assignment of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows and Quail Run.*

      (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows and Quail Run.*

            *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

28 (a) Agreement of Limited Partnership for Quail Run IV Limited Partnership between Shelter IV GP Limited Partnership and Shelter Properties IV entered into on February 12, 1992. (Filed as Exhibit 28 to Form 10QSB - Quarterly or Transitional Report filed June 11, 1993 and incorporated herein by reference.)

(iv)        Contracts related to the sale of Countrywood:

      (a) Purchase and Sale Contract between Shelter Properties IV and DCF, Sr., LLC effective August 1, 2000. (Filed as Exhibit 10.4(a) to Form 8K of Registrant dated August 1, 2000 and incorporated herein by reference.)

      (b) First Amendment to Purchase and Sale Agreement between Shelter Properties IV and DCF, Sr., LLC effective August 1, 2000. (Filed as
            Exhibit 10.4(b) to Form 8K of Registrant dated August 1, 2000 and incorporated herein by reference.)

      (c) Second Amendment to Purchase and Sale Agreement between Shelter Properties IV and DCF, Sr., LLC effective August 1, 2000. (Filed as
            Exhibit 10.4(c) to Form 8K of Registrant dated August 1, 2000 and incorporated herein by reference.)

      (d) Third Amendment to Purchase and Sale Agreement between Shelter Properties IV and DCF, Sr., LLC effective August 1, 2000. . (Filed as Exhibit 10.4(d) to Form 8K of Registrant dated August 1, 2000 and incorporated herein by reference.)

      (e) Fourth Amendment to Purchase and Sale Agreement between Shelter Properties IV and DCF, Sr., LLC effective August 1, 2000. (Filed as
            Exhibit 10.4(e) to Form 8K of Registrant dated August 1, 2000 and incorporated herein by reference.)