Form 10QSB
period 2001-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2001-05-11
CIK 702174

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

                   For the quarterly period ended March 31, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                              SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001

Assets
   Cash and cash equivalents                                                 $   874
   Receivables and deposits                                                      106
   Restricted escrows                                                            861
   Other assets                                                                  494
   Investment properties:
      Land                                                    $  2,759
      Buildings and related personal property                   50,597
                                                                              53,356
      Less accumulated depreciation                            (30,093)       23,263
                                                                            $ 25,598

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                         $    184
   Tenant security deposit liabilities                                           216
   Accrued property taxes                                                        171
   Other liabilities                                                             767
   Mortgage notes payable                                                     17,838

Partners' Capital
   General partners                                             $ 100
   Limited partners (49,995 units issued and
      outstanding)                                               6,322         6,422
                                                                            $ 25,598


            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                            Three Months Ended
                                                                March 31,
                                                           2001             2000
Revenues:
   Rental income                                          $2,305           $2,840
   Other income                                              162              152
      Total revenues                                       2,467            2,992

Expenses:
   Operating                                               1,119            1,268
   General and administrative                                118               86
   Depreciation                                              518              505
   Interest                                                  378              515
   Property taxes                                            172              207
      Total expenses                                       2,305            2,581

Net income                                                $ 162             $ 411

Net income allocated to general partners (1%)             $   2             $   4

Net income allocated to limited partners (99%)              160               407

                                                          $ 162             $ 411

Net income per limited partnership unit                   $3.21             $8.14

Distributions per limited partnership unit                $6.30             $  --


            See Accompanying Notes to Consolidated Financial Statements

c)

                               SHELTER PROPERTIES IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          50,000      $     2       $50,000    $50,002

Partners' capital at
   December 31, 2000                    49,995      $    98       $ 6,477    $ 6,575

Net income for the three months
   ended March 31, 2001                     --            2           160        162

Distributions to partners                   --           --          (315)      (315)

Partners' capital at
   March 31, 2001                       49,995      $   100       $ 6,322    $ 6,422


            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   162      $   411
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  518          505
      Amortization of discounts and loan costs                       45           71
      Change in accounts:
        Receivables and deposits                                     19          288
        Other assets                                               (279)        (130)
        Accounts payable                                            (23)        (126)
        Tenant security deposit liabilities                          13           20
        Accrued property taxes                                      (22)         (97)
        Other liabilities                                            63           89

               Net cash provided by operating activities            496        1,031

Cash flows from investing activities:
   Property improvements and replacements                          (992)        (207)
   Net deposits to restricted escrows                              (147)        (442)

               Net cash used in investing activities             (1,139)        (649)

Cash flows from financing activities:
   Partners' distributions                                         (315)      (1,000)
   Payments on mortgage notes payable                              (210)        (221)

               Net cash used in financing activities               (525)      (1,221)

Net decrease in cash and cash equivalents                        (1,168)        (839)
Cash and cash equivalents at beginning of period                  2,042        3,630
Cash and cash equivalents at end of period                      $   874      $ 2,791

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   332      $   444

Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
     accounts payable                                           $    56      $    --

Included in property  improvements  and  replacements for the three months ended
March 31, 2001 are approximately $927,000 of improvements which were included in accounts payable at December 31, 2000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

                                                      For the Three Months Ended
                                                                March 31,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities            $  496        $ 1,031
        Payments on mortgage notes payable                  (210)          (221)
        Property improvements and replacements              (992)          (207)
        Change in restricted escrows, net                   (147)          (442)
        Changes in reserves for net operating
          liabilities                                        229            (44)
        Release of (additional) reserves                     624           (117)

           Net cash from operations                       $   --        $    --

The Corporate General Partner released previously reserved cash of approximately $624,000 during the quarter ended March 31, 2001.

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $117,000 at March 31, 2000, to fund continuing capital improvements and repairs at the Partnership's three investment properties.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions from undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $315,000 to the limited partners ($6.30 per limited partnership unit). At March 31, 2001, approximately $1,038,000 of proceeds from the sale of Countrywood Village remained to be distributed. During the three months ended March 31, 2000, the Partnership paid a distribution from operations of approximately $1,000,000 (approximately $990,000 paid to limited partners or $19.80 per limited partnership unit) relating to a distribution payable as of December 31, 1999.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the three months ended March 31, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $125       $152
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses)                                       85         50

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. During the three months ended March 31, 2001 and 2000, the Registrant paid to such affiliates approximately $125,000 and $152,000, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $85,000 and $50,000 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,668 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Baymeadows Apartments
         Jacksonville, Florida                         95%            94%

       Quail Run Apartments
         Columbia, South Carolina                      95%            88%

The Corporate General Partner attributes the increase in average occupancy at Quail Run to an increase in the leasing of corporate units by area businesses.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $162,000 compared to approximately $411,000 for the corresponding period in 2000. The decrease in net income for the comparable three months periods is primarily due to the sale of Countrywood Village.

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. During the third quarter of 2000, the Partnership realized a gain of approximately $12,451,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the operations of Countrywood Village, net income for the three months ended March 31, 2001 and 2000 was approximately $162,000 and $196,000, respectively. The decrease in net income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in depreciation and general and administrative expenses partially offset by a decrease in interest expense. Depreciation expense increased at both investment properties due to extensive capital improvements completed during the past year which are now being depreciated, especially at Baymeadows. Interest expense decreased due to scheduled principal payments made on the first mortgages encumbering both properties.

General and administrative expenses increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as a result of an increase in the cost of services provided by the Corporate General Partner and its affiliates as allowed by the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

The increase in total revenues is due to increases in both rental and other income. Rental income increased due to increases in average rental rates at both properties and an increase in occupancy at Quail Run. Other income increased due to increases in local telephone income, utility reimbursement from tenants and interest income at both properties. Interest income increased as a result of larger average cash balances invested in interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $874,000 as compared to approximately $2,791,000 at March 31, 2000. Cash and cash equivalents decreased approximately $1,168,000 for the three months ended March 31, 2001 from the Registrant's year end of December 31, 2000. The decrease was due to approximately $525,000 of cash used in financing activities and approximately $1,139,000 of cash used in investing activities partially offset by approximately $496,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $248,600 in capital improvements at Baymeadows Apartments for 2001 consisting primarily of carpet and vinyl replacements, new appliances, major landscaping, air conditioning upgrades and other building improvements. As of March 31, 2001 the Partnership has spent approximately $79,000 consisting primarily of carpet and vinyl replacements, appliances, major landscaping and plumbing upgrades. These improvements were funded from operating cash flow.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $91,300 in capital improvements at Quail Run Apartments for 2001 consisting primarily of new appliances and carpet and vinyl replacements. As of March 31, 2001 the Partnership has spent approximately $42,000 consisting primarily of carpet and vinyl replacements and new appliances. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $17,838,000, net of discount, is amortized over 257 months with a balloon payment of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid distributions from undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $315,000 to the limited partners ($6.30 per limited partnership unit). At March 31, 2001, approximately $1,038,000 of proceeds from the sale of Countrywood Village remained to be distributed. During the three months ended March 31, 2000, the Partnership paid a distribution from operations of approximately $1,000,000 (approximately $990,000 paid to limited partners or $19.80 per limited partnership unit) relating to a distribution payable as of December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $494,000. As of March 31, 2001, the reserve account was fully funded with approximately $848,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,668 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the three months ended March 31, 2001:

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

                                 Date:  May 11, 2001