Form 10QSB
period 2001-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2001-08-13
CIK 702174

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001

Assets
   Cash and cash equivalents                                                 $   492
   Receivables and deposits                                                      113
   Restricted escrows                                                          1,147
   Other assets                                                                  386
   Investment properties:
      Land                                                    $  2,759
      Buildings and related personal property                   50,815
                                                                53,574
      Less accumulated depreciation                            (30,610)       22,964
                                                                            $ 25,102

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                         $    194
   Tenant security deposit liabilities                                           211
   Accrued property taxes                                                        343
   Other liabilities                                                             415
   Mortgage notes payable                                                     17,695

Partners' Capital
   General partners                                           $    101
   Limited partners (49,995 units issued and
      outstanding)                                               6,143         6,244
                                                                            $ 25,102


            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                       2001          2000         2001          2000
Revenues:
   Rental income                      $2,328        $2,823       $4,633        $5,663
   Other income                          204           201          366           353
   Casualty gain (Note E)                 20            --           20            --
      Total revenues                   2,552         3,024        5,019         6,016

Expenses:
   Operating                           1,196         1,315        2,315         2,583
   General and administrative             77            87          195           173
   Depreciation                          520           509        1,038         1,014
   Interest                              415           512          793         1,027
   Property taxes                        171           202          343           409
      Total expenses                   2,379         2,625        4,684         5,206

Net income                            $  173        $  399       $  335        $  810

Net income allocated
   to general partners (1%)           $    1        $    4       $    3        $    8
Net income allocated
   to limited partners (99%)             172           395          332           802

                                      $  173        $  399       $  335        $  810
Net income per limited
   partnership unit                   $ 3.44        $ 7.90       $ 6.64        $16.04

Distributions per limited
   partnership unit                   $ 7.02        $39.60       $13.32        $39.60


            See Accompanying Notes to Consolidated Financial Statements

c)

                               SHELTER PROPERTIES IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          50,000        $   2        $50,000    $50,002

Partners' capital at
   December 31, 2000                    49,995        $  98        $ 6,477    $ 6,575

Distributions to partners                   --           --           (666)      (666)

Net income for the six months
   ended June 30, 2001                      --            3            332        335

Partners' capital at
   June 30, 2001                        49,995        $ 101        $ 6,143    $ 6,244


            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                       June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   335      $   810
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              1,038        1,014
        Amortization of discounts and loan costs                    123          141
        Casualty gain                                               (20)          --
        Change in accounts:
            Receivables and deposits                                  1          361
            Other assets                                           (189)         108
            Accounts payable                                         43          367
            Tenant security deposit liabilities                       8           42
            Accrued property taxes                                  150          105
            Other liabilities                                      (289)          27

               Net cash provided by operating activities          1,200        2,975

Cash flows from investing activities:
   Property improvements and replacements                        (1,266)      (1,396)
   Net insurance proceeds                                            28           --
   Net deposits to restricted escrows                              (433)        (528)

               Net cash used in investing activities             (1,671)      (1,924)

Cash flows from financing activities:
   Distributions to partners                                       (666)      (3,000)
   Payments on mortgage notes payable                              (413)        (443)

               Net cash used in financing activities             (1,079)      (3,443)

Net decrease in cash and cash equivalents                        (1,550)      (2,392)
Cash and cash equivalents at beginning of period                  2,042        3,630
Cash and cash equivalents at end of period                      $   492      $ 1,238

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   673      $   885

Included in property improvements for the six months ended June 30, 2001 are approximately $927,000 of improvements which were included in accounts payable at December 31, 2000.

Distributions of approximately $1,000,000 were accrued at December 31, 1999 and paid during January 2000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of this partnership is the Corporate General Partner. The Corporate General Partner may be removed as the general partner of this partnership by the Registrant; therefore, it is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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


                                                        For the Six Months Ended
                                                                June 30,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,200          $ 2,975
        Payments on mortgage notes payable                  (413)            (443)
        Property improvements and replacements            (1,266)          (1,396)
        Change in restricted escrows, net                   (433)            (528)
        Changes in reserves for net operating
          liabilities                                        276           (1,010)
        Release of reserves                                  636              402

           Net cash from operations                      $    --          $    --

The Corporate General Partner released previously reserved cash of approximately $636,000 and $402,000 during the six months ended June 30, 2001 and 2000, respectively.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions from undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $666,000 to the limited partners ($13.32 per limited partnership unit). At June 30, 2001, approximately $687,000 of proceeds from this sale remained to be distributed. During the six months ended June 30, 2000, the Partnership paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 to the limited partners or $39.60 per limited partnership unit). In addition, a distribution from operations of approximately $1,000,000 ($990,000 to the limited partners or $19.80 per limited partnership unit) was paid during the six months ended June 30, 2000 relating to a distribution payable as of December 31, 1999.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the six months ended June 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $253       $304
         Reimbursement for services of affiliates
           (included in operating and general and
           administrative expenses and investment
           properties)                                    168        119

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $253,000 and $304,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $168,000 and $119,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, a commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2001.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,854 limited partnership units (the "Units") in the Partnership representing 65.72% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.72% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Casualty Event

During the six months ended June 30, 2001, a net casualty gain of approximately $20,000 was recorded at Quail Run Apartments. The casualty gain related to a fire which occurred on September 30, 1999. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and the write-off of the net book value of the destroyed assets of approximately $8,000.

Note F - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Baymeadows Apartments
         Jacksonville, Florida                         95%            94%

       Quail Run Apartments
         Columbia, South Carolina                      93%            88%

The Corporate General Partner attributes the increase in average occupancy at Quail Run to an increase in the leasing of corporate units by area businesses.

Results of Operations

The Partnership recorded net income of approximately $173,000 and $335,000, respectively, for the three and six months ended June 30, 2001 compared to net income of approximately $399,000 and $810,000, respectively, for the corresponding periods in 2000. The decrease in net income for the three and six months ended June 30, 2001 is primarily due to the sale of Countrywood Village.

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

Excluding the operations of Countrywood Village, net income for the three and six months ended June 30, 2001 was approximately $173,000 and $335,000, respectively, compared to $158,000 and $354,000 for the corresponding periods in 2000. The decreases in total income for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 are due to an increase in total expenses, offset by an increase in total revenues and a recognition of a casualty gain. Total expenses for the three and six months ended June 30, 2001 increased due to increases in operating and depreciation expenses and for the six months ended June 30, 2001 general and administrative expenses partially offset by a decrease in interest expense. Operating expense increased due to increased insurance premiums as a result of increased claims at both investment properties and due to a rehabilitation project at Baymeadows. Depreciation expense increased at both investment properties due to extensive capital improvements completed during the past year which are now being depreciated, especially at Baymeadows. Interest expense decreased due to scheduled principal payments made on the first mortgages encumbering both properties.

General and administrative expenses increased for the six months ended June 30, 2001 as a result of an increase in the cost of services provided by the
Corporate  General  Partner  and its  affiliates  as allowed by the  Partnership
Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

The increase in total revenues is due to increases in both rental and other income. Rental income increased due to increases in average rental rates and occupancy at both properties. Other income increased due to increases in utility reimbursements from tenants and lease cancellation fees at both properties.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $492,000 as compared to approximately $1,238,000 at June 30, 2000. Cash and cash equivalents decreased approximately $1,550,000 since December 31, 2000 due to approximately $1,671,000 and $1,079,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,200,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender slightly offset by net insurance proceeds. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: The Partnership budgeted approximately $2,621,000 in capital improvements at Baymeadows Apartments for 2001 consisting primarily of appliance and flooring replacements, structural improvements, major landscaping, plumbing, parking lot and air conditioning upgrades and other building improvements. As of June 30, 2001, the Partnership has spent approximately $272,000 consisting primarily of carpet and vinyl replacements, plumbing and structural upgrades, interior decoration, appliances, and major landscaping. These improvements were funded from operating cash flow.

Quail Run Apartments: The Partnership budgeted approximately $172,000 in capital improvements at Quail Run Apartments for 2001 consisting primarily of new appliances, structural upgrades, and flooring replacements. As of June 30, 2001, the Partnership has spent approximately $67,000 consisting primarily of flooring, appliance and air conditioning replacements. These improvements were funded from operating cash flow.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $17,695,000, net of discount, is amortized over 257 months with a balloon payment of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions from undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $666,000 to the limited partners ($13.32 per limited partnership unit). At June 30, 2001, approximately $687,000 of proceeds from this sale remained to be distributed. During the six months ended June 30, 2000, the Partnership paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 to the limited partners or $39.60 per limited partnership unit). In addition, a distribution from operations of approximately $1,000,000 ($990,000 to the limited partners or $19.80 per limited partnership unit) was paid during the six months ended June 30, 2000 relating to a distribution payable as of December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $494,000. As of June 30, 2001, the reserve account was fully funded with approximately $1,134,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,854 limited partnership units (the "Units") in the Partnership representing 65.72% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.72% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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

                                 Date:  August 13, 2001