Form 10QSB
period 2001-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2001-11-13
CIK 702174

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001

Assets
   Cash and cash equivalents                                                $    550
   Receivables and deposits                                                       91
   Restricted escrows                                                          1,240
   Other assets                                                                  284
   Investment properties:
      Land                                                    $  2,759
      Buildings and related personal property                   51,272
                                                                54,031
      Less accumulated depreciation                            (31,122)       22,909
                                                                            $ 25,074

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                         $    139
   Tenant security deposit liabilities                                           210
   Accrued property taxes                                                        506
   Other liabilities                                                             458
   Mortgage notes payable                                                     17,550

Partners' Capital
   General partners                                             $ 104
   Limited partners (49,995 units issued and
      outstanding)                                               6,107         6,211
                                                                            $ 25,074


          See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                            2001         2000          2001         2000
Revenues:
   Rental income                           $ 2,347      $ 2,401       $ 6,980      $ 8,064
   Other income                                213          165           579          518
   Gain on sale of investment
     property (Note F)                          --       12,350            --       12,350
   Casualty gain (Note E)                       --           --            20           --
      Total revenues                         2,560       14,916         7,579       20,932

Expenses:
   Operating                                 1,102        1,199         3,417        3,782
   General and administrative                  105          209           300          382
   Depreciation                                512          604         1,550        1,618
   Interest                                    448          451         1,241        1,478
   Property taxes                              163          195           506          604
      Total expenses                         2,330        2,658         7,014        7,864

Income before extraordinary loss               230       12,258           565       13,068
Extraordinary loss on early
 extinguishment of debt (Note F)                --         (246)           --         (246)

Net income                                 $   230      $12,012       $   565      $12,822

Net income allocated
   to general partners (1%)                $     3      $   120       $     6      $   128
Net income allocated
   to limited partners (99%)                   227       11,892           559       12,694

                                           $   230      $12,012       $   565      $12,822
Per limited partnership unit:
   Income before extraordinary loss        $  4.54      $242.72       $ 11.18      $258.76
   Extraordinary loss on early
    extinguishment of debt                      --        (4.86)           --        (4.86)
   Net income                              $  4.54      $237.86       $ 11.18      $253.90
Distributions per limited
   partnership unit                        $  5.26      $234.89       $ 18.58      $274.49

          See Accompanying Notes to Consolidated Financial Statements

c)

                               SHELTER PROPERTIES IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          50,000         $ 2        $50,000    $50,002

Partners' capital at
   December 31, 2000                    49,995         $ 98       $ 6,477    $ 6,575

Distributions to partners                   --            --         (929)      (929)

Net income for the nine months
   ended September 30, 2001                 --             6          559        565

Partners' capital at
   September 30, 2001                   49,995        $ 104       $ 6,107    $ 6,211

          See Accompanying Notes to Consolidated Financial Statements

d)
                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   565      $12,822
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Gain on sale of investment property                          --      (12,350)
        Extraordinary loss on early extinguishment of debt           --          246
        Depreciation                                              1,550        1,618
        Amortization of discounts and loan costs                    201          199
        Casualty gain                                               (20)          --
        Change in accounts:
            Receivables and deposits                                 23          424
            Other assets                                           (105)         119
            Accounts payable                                        (12)        (128)
            Tenant security deposit liabilities                       7          (33)
            Accrued property taxes                                  313          209
            Other liabilities                                      (246)         575

               Net cash provided by operating activities          2,276        3,701
Cash flows from investing activities:
   Property improvements and replacements                        (1,723)      (2,540)
   Net (deposits to) withdrawals from restricted escrows           (526)         197
   Net proceeds from sale of investment property                     --       17,385
   Insurance proceeds received                                       28           --

               Net cash (used in) provided by investing
                  activities                                     (2,221)      15,042
Cash flows from financing activities:
   Distributions to partners                                       (929)     (14,743)
   Payments on mortgage notes payable                              (618)        (640)
   Repayment of mortgage note payable                                --       (4,172)
   Debt extinguishment costs                                         --         (116)

               Net cash used in financing activities             (1,547)     (19,671)
Net decrease in cash and cash equivalents                        (1,492)        (928)
Cash and cash equivalents at beginning of period                  2,042        3,630
Cash and cash equivalents at end of period                      $   550      $ 2,702
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,011      $ 1,298
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements included in
    accounts payable                                            $    --      $   443

Included in property improvements for the nine months ended September 30, 2001 are approximately $927,000 of improvements which were included in accounts payable at December 31, 2000.

Distributions of approximately $1,000,000 were accrued at December 31, 1999 and paid during January 2000.

          See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                        For the Nine Months Ended
                                                              September 30,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities           $ 2,276          $ 3,701
        Payments on mortgage notes payable                  (618)            (640)
        Property improvements and replacements            (1,723)          (2,540)
        Change in restricted escrows, net                   (526)             197
        Changes in reserves for net operating
          liabilities                                         20           (1,166)
        Release of reserves                                  571              448

           Net cash from operations                      $    --          $    --

The Corporate General Partner released previously reserved cash of approximately $571,000 and $448,000 during the nine months ended September 30, 2001 and 2000, respectively.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions from previously undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $929,000 to the limited partners ($18.58 per limited partnership unit). At September 30, 2001, approximately $424,000 of proceeds from this sale remain to be distributed. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 to the limited partners or $39.60 per limited partnership unit) and paid a distribution to the limited partners of approximately $11,743,000 from sales proceeds ($234.89 per limited partnership unit) from the sale of Countrywood Village.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the nine months ended September 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $381       $431
         Reimbursement for services of affiliates
           (included in operating and general and
           administrative expenses and investment
           properties)                                    470        276

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $381,000 and $431,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $470,000 and $276,000 for the nine months ended September 30, 2001 and 2000, respectively. Of this amount, approximately $90,000 was accrued at September 30, 2000. Included in these amounts at September 30, 2001 and 2000 are reimbursements of approximately $218,000 and $13,000, respectively, for construction oversight costs.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, a commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2001.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,878 limited partnership units (the "Units") in the Partnership representing 65.76% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.76% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Casualty Event

During the nine months ended September 30, 2001, a net casualty gain of approximately $20,000 was recorded at Quail Run Apartments. The casualty gain related to a fire which occurred on September 30, 1999. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and the write-off of the net book value of the destroyed assets of approximately $8,000.

Note F - Sale of Property

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. The Partnership realized a gain of approximately $12,350,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of the unamortized debt discount and loan costs being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property. In connection with the sale, the Corporate General Partner is allowed to receive a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $178,000 earned by the Corporate General Partner was accrued and is included in other liabilities at September 30, 2001 on the accompanying consolidated balance sheet.

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Baymeadows Apartments
         Jacksonville, Florida                         96%            93%

       Quail Run Apartments
         Columbia, South Carolina                      94%            90%

The Corporate General Partner attributes the increase in average occupancy at Baymeadows Apartments to a quicker turnaround in getting vacant apartment units ready for occupancy by new tenants and improved marketing strategies.

The Corporate General Partner attributes the increase in average occupancy at Quail Run to improved local market conditions primarily related to a local military training base.

Results of Operations

The Partnership recorded net income of approximately $230,000 and $565,000, respectively, for the three and nine months ended September 30, 2001 compared to net income of approximately $12,012,000 and $12,822,000, respectively, for the corresponding periods in 2000. The decrease in net income for the three and nine months ended September 30, 2001 is primarily due to the sale of Countrywood Village.

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party for net proceeds of approximately $17,385,000 after payment of closing costs. During the third quarter of 2000, the Partnership realized a gain of approximately $12,350,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the impact of the sale and operations of Countrywood Village, net income for the nine months ended September 30, 2001 and 2000 was approximately $565,000 and $288,000, respectively. The net income for the three months ended
September 30, 2001 was approximately $230,000 versus a net loss for the three months ended September 30, 2000 of approximately $66,000. The increase in net income for the nine months ended September 30, 2001 was due to an increase in total revenues and a recognition of a casualty gain, partially offset by an increase in total expenses. The increase in net income for the three months ended September 30, 2001 was due to an increase in total revenues and a decrease in total expenses. Total revenues increased for the three and nine months ended September 30, 2001 due to an increase in rental revenue and other income. Rental revenue increased due to increases in average rental rates and occupancy at both properties. Other income increased due to increases in utility reimbursements from tenants at both properties.

Total expenses for the three months ended September 30, 2001 decreased due to decreases in general and administrative expenses. Total expenses for the nine months ended September 30, 2001 increased due to increases in depreciation and operating expenses offset by a decrease in general and administrative expenses. Depreciation expense increased for the nine months ended September 30, 2001 for both investment properties due to capital improvements and replacements completed during the past twelve months, which are now being depreciated. Operating expense increased for the nine months ended September 30, 2001 as a result of increased insurance expense at both properties offset by decreases in utility and salary expenses and related employee costs at Baymeadows.

General and administrative expenses decreased for the three and nine months ended September 30, 2001 due to decreases in audit expense and reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition to these costs, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $550,000 compared to approximately $2,702,000 at September 30, 2000. Cash and cash equivalents decreased approximately $1,492,000 since December 31, 2000 due to approximately $2,221,000 and $1,547,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,276,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender slightly offset by insurance proceeds received. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Baymeadows Apartments: The Partnership budgeted approximately $2,422,000 in capital improvements at Baymeadows Apartments for 2001 consisting primarily of appliance and flooring replacements, structural improvements, major landscaping, plumbing, parking lot and air conditioning upgrades and other building improvements. During the nine months ended September 30, 2001, the Partnership spent approximately $615,000 consisting primarily of carpet and vinyl replacements, plumbing and structural upgrades, interior decoration, appliances, and major landscaping. These improvements were funded from operating cash flow.

Quail Run Apartments: The Partnership budgeted approximately $241,000 in capital improvements at Quail Run Apartments for 2001 consisting primarily of new appliances, structural upgrades, and flooring replacements. During the nine months ended September 30, 2001, the Partnership spent approximately $181,000 consisting primarily of flooring, appliance and air conditioning replacements. These improvements were funded from operating cash flow and insurance proceeds.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $17,550,000, net of discount, is amortized over 257 months with a balloon payment of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions from previously undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $929,000 to the limited partners ($18.58 per limited partnership unit). At September 30, 2001, approximately $424,000 of proceeds from this sale remain to be distributed. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 to the limited partners or $39.60 per limited partnership unit) and paid a distribution to the limited partners of approximately $11,743,000 from sales proceeds ($234.89 per limited partnership unit) from the sale of Countrywood Village. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $494,000. As of September 30, 2001, the reserve account was fully funded with approximately $1,240,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,878 limited partnership units (the "Units") in the Partnership representing 65.76% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.76% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                 Date:   November 13, 2001