Form 10KSB
period 2001-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2002-03-26
CIK 702174

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $10,262,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date.

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

                           Gross
                         Carrying   Accumulated   Depreciable                Federal
        Property           Value    Depreciation   Life-Years   Method      Tax Basis
                              (in thousands)                             (in thousands)

Baymeadows Apartments     $40,164     $23,176         5-36        S/L        $ 8,719

Quail Run Apartments       14,547       8,434         5-34        S/L          2,071

         Total            $54,711     $31,610                                $10,790

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                      Principal                                          Principal
                      Balance At     Stated                               Balance
                     December 31,   Interest     Period     Maturity      Due At
     Property            2001         Rate      Amortized     Date     Maturity (1)
                    (in thousands)                                    (in thousands)
Baymeadows
  1st mortgage         $12,063        7.60%      257 mo.    11/15/02      $11,555
  2nd mortgage             493        7.60%      257 mo.    11/15/02          493

Quail Run
  1st mortgage           4,865        7.60%      257 mo.    11/15/02        4,660
  2nd mortgage             199        7.60%      257 mo.    11/15/02          199
                        17,620
Less unamortized
  discounts               (170)

Total                  $17,450                                            $16,907

(1) See "Item 7, Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for the years ended December 31, 2001 and 2000:

                                 Average Annual             Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2001           2000          2001         2000

 Baymeadows (1)              $8,110         $7,898         96%          93%
 Quail Run (2)                8,355          8,148         94%          91%

(1) The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to increased concessions and improved marketing strategies.

(2) The Corporate General Partner attributes the increase in occupancy at Quail Run Apartments to the renting of corporate units.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                    2001              2001
                                  Billing             Rate
                               (in thousands)

Baymeadows                         $ 467               1.97%
Quail Run                            158               30.9% (a)

(a) The rates are based on the local authority's assessed value of the investment property.

Capital Improvements

Baymeadows Apartments: The Partnership completed approximately $1,246,000 in capital expenditures at Baymeadows Apartments as of December 31, 2001,
consisting primarily of air conditioning upgrades, new cabinets, flooring replacements, interior decoration, major landscaping, plumbing upgrades, wall coverings, structural improvements, and appliances. These improvements were funded primarily from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $271,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: The Partnership completed approximately $289,000 in capital expenditures at Quail Run Apartments as of December 31, 2001, consisting primarily of air conditioning upgrades, flooring replacements, water submetering enhancements, appliances, and other building improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $99,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units aggregating $49,900,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,976 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 32,975 units or 65.96% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the twelve months ended December 31, 2000 and 2001. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                                   Distributions
                                                                Per Limited
                                        Aggregate             Partnership Unit

      01/01/00 - 12/31/00            $13,743,000 (1)              $274.49
      01/01/01 - 12/31/01                929,000 (2)                18.58

(1) Consists of approximately $11,743,000 of proceeds from the sale of Countrywood Village and approximately $2,000,000 of cash from operations.

(2)   Distributions   were  made  from  remaining  proceeds  from  the  sale  of
      Countrywood Village.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership is currently planning on refinancing the debt encumbering its investment properties prior to their November 2002 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. As of December 31, 2001, the reserve account was fully funded with approximately $1,247,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,975 limited partnership units (the "Units") in the Partnership representing 65.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.96% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership recorded net income of approximately $1,052,000 for the year ended December 31, 2001 compared to net income of approximately $13,215,000 for the corresponding period in 2000. The decrease in net income is primarily due to the sale of Countrywood Village.

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. During the year ended December 31, 2000, the Partnership realized a gain of approximately $12,451,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property.

Excluding the impact of the sale and operations of Countrywood Village, net income for the years ended December 31, 2001 and 2000 was approximately $1,052,000 and $526,000, respectively. The increase in net income is primarily due to an increase in total revenues and recognition of a casualty gain, partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income and other income. Rental income increased due to increases in average rental rates and occupancy at both properties. Other income increased due to increases in utility reimbursements at both properties and corporate unit rent at Quail Run.

During the year ended December 31, 2001, a net casualty gain of approximately $20,000 was recorded at Quail Run Apartments. The casualty gain related to a fire which occurred on September 30, 1999. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and the write-off of the net book value of the destroyed assets of approximately $8,000.

During the year ended December 31, 2001, a net casualty gain of approximately $56,000 was recorded at Baymeadows Apartments. The casualty gain related to a tropical storm that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $82,000 and the write-off of the net book value of the destroyed assets of approximately $26,000.

Total expenses for the year ended December 31, 2001 increased due to increases in operating and depreciation expenses offset by a decrease in general and administrative expenses. Operating expenses increased due to increased insurance expenses at both properties, offset by a decrease in utility expenses and salaries and related benefits at Baymeadows. Depreciation expense increased due to capital improvements and replacements placed into service during the past twelve months at both investment properties. General and administrative expenses decreased due to decreases in professional expenses and reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition to these costs, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $517,000 compared to approximately $2,042,000 at December 31, 2000. Cash and cash equivalents decreased approximately $1,525,000 since December 31, 2000 due to approximately $2,885,000 and $1,753,000 of cash used in investing and financing activities, respectively, offset by approximately $3,113,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender slightly offset by insurance proceeds received. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $370,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the upcoming debt maturities) of the Registrant. The mortgage indebtedness of approximately $17,450,000, net of discount, is being amortized over 257 months with balloon payments of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership declared and paid distributions from previously undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $929,000 to the limited partners ($18.58 per limited partnership unit). At December 31, 2001, approximately $424,000 of proceeds from this sale remain to be distributed. During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 paid to limited partners or $39.60 per limited partnership unit) and a distribution of approximately $11,743,000 of sales proceeds from the sale of Countrywood Village to the limited partners ($234.89 per limited partnership unit). During the two months ended December 1999, the Partnership declared a distribution of approximately $1,000,000 (approximately $990,000 paid to the limited partners or $19.80 per limited partnership unit) from operations. This distribution was paid in January 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property. As of December 31, 2001, the reserve account was fully funded with approximately $1,247,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,975 limited partnership units (the "Units") in the Partnership representing 65.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.96% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000.

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000.

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000.

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties IV


We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                  $   517
   Receivables and deposits                                                       179
   Restricted escrows                                                           1,247
   Other assets                                                                   170
   Investment properties (Notes B and F):
      Land                                                   $ 2,759
      Buildings and related personal property                  51,952
                                                               54,711
      Less accumulated depreciation                           (31,610)         23,101

                                                                             $ 25,214

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                           $ 278
   Tenant security deposit liabilities                                            225
   Accrued property taxes                                                         194
   Other liabilities                                                              369
   Mortgage notes payable (Note B)                                             17,450

Partners' Capital
   General partners                                            $ 109
   Limited partners (49,995 units issued and
      outstanding)                                              6,589           6,698

                                                                             $ 25,214

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                            Years Ended December 31,
                                                               2001           2000
Revenues:
  Rental income                                               $ 9,318       $ 10,321
  Other income                                                    868            681
  Gain on sale of investment property (Note H)                     --         12,451
  Casualty gain (Note E)                                           76             --
      Total revenues                                           10,262         23,453

Expenses:
  Operating                                                     4,431          4,778
  General and administrative                                      397            512
  Depreciation                                                  2,071          2,101
  Interest                                                      1,663          1,889
  Property taxes                                                  648            712
      Total expenses                                            9,210          9,992

Income before extraordinary item                                1,052         13,461
Extraordinary loss on early extinguishment of debt
  (Note H)                                                         --           (246)

Net income (Note C)                                           $ 1,052       $ 13,215

Net income allocated to general partners (1%)                  $ 11           $ 132
Net income allocated to limited partners (99%)                  1,041         13,083

                                                              $ 1,052       $ 13,215
Per limited partnership unit:
  Income before extraordinary item                            $ 20.82       $ 266.55
  Extraordinary loss on early extinguishment of debt               --          (4.86)

Net income                                                    $ 20.82       $ 261.69

Distributions per limited partnership unit                    $ 18.58       $ 274.49

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                       Limited
                                     Partnership    General      Limited
                                        Units       Partners     Partners      Total

Original capital contributions         50,000         $ 2        $ 50,000     $ 50,002

Partners' (deficit) capital at
  December 31, 1999                    49,995        $ (14)      $ 7,117      $ 7,103

Net income for the year ended
  December 31, 2000                        --           132        13,083       13,215

Distribution to partners                   --           (20)      (13,723)     (13,743)

Partners' capital at
  December 31, 2000                    49,995            98         6,477        6,575

Net income for the year ended
  December 31, 2001                        --            11         1,041        1,052

Distribution to partners                   --            --          (929)        (929)

Partners' capital at
  December 31, 2001                    49,995        $ 109       $ 6,589      $ 6,698


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Years Ended December 31,
                                                               2001           2000
Cash flows from operating activities:
  Net income                                                  $ 1,052       $ 13,215
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of investment property                           --        (12,451)
     Loss on early extinguishment of debt                          --            246
     Depreciation                                               2,071          2,101
     Casualty (gain) loss                                         (76)            25
     Amortization of discounts and loan costs                     324            242
     Change in accounts:
      Receivables and deposits                                    (65)           601
      Other assets                                                 (8)           164
      Accounts payable                                            127             48
      Tenant security deposit liabilities                          22            (29)
      Accrued property taxes                                        1           (148)
      Other liabilities                                          (335)           239
        Net cash provided by operating activities               3,113          4,253

Cash flows from investing activities:
  Property improvements and replacements                       (2,462)        (3,567)
  Net (deposits to) withdrawals from restricted escrows          (533)           187
  Net proceeds from the sale of investment property                --         17,385
  Insurance proceeds received                                     110             --
        Net cash (used in) provided by investing
          activities                                           (2,885)        14,005

Cash flows from financing activities:
  Payments on mortgage notes payable                             (824)          (815)
  Repayment of mortgage notes payable                              --         (4,172)
  Debt extinguishment costs                                        --           (116)
  Partners' distributions                                        (929)       (14,743)
        Net cash used in financing activities                  (1,753)       (19,846)

Net decrease in cash and cash equivalents                      (1,525)        (1,588)
Cash and cash equivalents at beginning of period                2,042          3,630

Cash and cash equivalents at end of period                     $ 517         $ 2,042

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,348        $ 1,667

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                            $ --           $ 927

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983. The Partnership operates two apartment properties located in the Southeast.

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

                                                  Years Ended December 31,
                                                    2001           2000
                                                       (in thousands)
Net cash provided by operating activities          $ 3,113        $ 4,253
Property improvements and replacements              (2,462)        (3,567)
Payments on mortgage notes payable                    (824)          (815)
Changes in restricted escrows, net                    (533)           187
Changes in reserves for net operating
  liabilities                                          258           (875)
Release of operating reserves                          448            817

Net cash from operations                            $   --           $ --

During the year ended December 31, 2001 and 2000, the Corporate General Partner released previously reserved funds of approximately $448,000 and $817,000, respectively.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes. During the year ended December 31, 2001, the Partnership declared and paid distributions from previously undistributed sales proceeds from the sale of Countrywood Village in August 2000 of approximately $929,000 to the limited partners ($18.58 per limited partnership unit). At December 31, 2001, approximately $424,000 of proceeds from this sale remain to be distributed. During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $2,000,000 (approximately $1,980,000 paid to limited partners or $39.60 per limited partnership unit) and a distribution of approximately $11,743,000 of sales proceeds from the sale of Countrywood Village to the limited partners ($234.89 per limited partnership unit). During the two months ended December 1999, the Partnership declared a distribution of approximately $1,000,000 (approximately $990,000 paid to the limited partners or $19.80 per limited partnership unit) from operations. This distribution was paid in January 2000.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount greater than $400 per apartment unit for each respective property for a total of $494,000. As of December 31, 2001, the Partnership has deposits of approximately $1,247,000 in its Reserve Account.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' (deficit) capital for both of the twelve months ended December 31, 2001 and 2000 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2001 and 2000 were an increase of approximately $258,000 and a decrease of $875,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $474,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Reserve Account: A general Reserve Account was established in 1992 with the refinancing proceeds for both properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal a minimum of $400 per apartment unit or $494,000 in total. The balance at December 31, 2001, is approximately $1,247,000, which includes interest.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $700,000, less accumulated amortization of approximately $636,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loans.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000, respectively. See "Recent Accounting Pronouncements" below.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $112,000 and $101,000 for the years ended December 31, 2001 and 2000, respectively.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal      Monthly                             Principal
                       Balance At     Payment     Stated                   Balance
                      December 31,   Including   Interest   Maturity        Due At
Property                  2001       Interest      Rate       Date         Maturity
                           (in thousands)                               (in thousands)
Baymeadows
  1st mortgage          $12,063        $ 126      7.60%     11/15/02       $11,555
  2nd mortgage              493            3      7.60%     11/15/02           493

Quail Run
  1st mortgage            4,865           51      7.60%     11/15/02         4,660
  2nd mortgage              199            1      7.60%     11/15/02           199
                         17,620
Less unamortized
  discounts                (170)

Total                   $17,450        $ 181                               $16,907

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                                      2002        $17,450

The Partnership is currently planning on refinancing the debt encumbering Baymeadows and Quail Run Apartments prior to their November 2002 maturities.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              Years Ended December 31,
                                                 2001           2000

Net income as reported                          $ 1,052        $13,215
Add (deduct):
  Depreciation differences                          995          1,208
  Change in prepaid rental                           (6)           (19)
  Cumulative effect on prior year of a
    change in accounting principle                   --             28
  Other                                             (33)         3,050

Federal taxable income                          $ 2,008        $17,482

Federal taxable income per limited
  partnership unit                              $ 39.76        $341.75

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

            Net assets as reported                      $  6,698
            Land and buildings                             7,234
            Accumulated depreciation                     (19,545)
            Syndication                                    6,293
            Other                                            124

            Net assets - Federal tax basis              $    804

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                     Years Ended December 31,
                                                        2001         2000
                                                          (in thousands)
Property management fees (included in operating
  expense)                                             $ 525         $ 552
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and investment properties)                    641           677
Commission to General Partner (included in
  gain on sale of investment property and other
  liabilities)                                            --           178

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $525,000 and $552,000 during the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $641,000 and $677,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $351,000 and $331,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment property and are being depreciated over 15 years.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $155,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,975 limited partnership units (the "Units") in the Partnership representing 65.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.96% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Casualty Event

During the year ended December 31, 2001, a net casualty gain of approximately $20,000 was recorded at Quail Run Apartments. The casualty gain related to a fire which occurred on September 30, 1999. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and the write-off of the net book value of the destroyed assets of approximately $8,000.

During the year ended December 31, 2001, a net casualty gain of approximately $56,000 was recorded at Baymeadows Apartments. The casualty gain related to a tropical storm that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $82,000 and the write-off of the net book value of the destroyed assets of approximately $26,000.

Note F - Real Estate and Accumulated Depreciation


                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                           Buildings        Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
        Description           Encumbrances       Land      Property      Acquisition
                             (in thousands)                            (in thousands)

Baymeadows Apartments            $12,556       $ 1,884      $26,916        $11,364
Quail Run Apartments               5,064           875       10,642          3,030

Totals                           $17,620       $ 2,759      $37,558        $14,394



                          Gross Amount At Which Carried
                              At December 31, 2001
                                  (in thousands)

                                    Buildings
                                   And Related
                                    Personal                Accumulated      Date     Depreciable
      Description          Land     Property      Total     Depreciation   Acquired   Life-Years
                                                           (in thousands)
Baymeadows Apartments    $ 1,884     $38,280     $40,164      $23,176      09/30/82      5-36
Quail Run Apartments         875      13,672      14,547        8,434      01/03/83      5-34

         Totals          $ 2,759     $51,952     $54,711      $31,610

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2001           2000
                                                         (in thousands)
Real Estate
Balance at beginning of period                       $ 53,235       $ 62,863
  Property improvements                                 1,535          4,494
  Disposition of assets                                   (59)       (14,122)
Balance at end of period                             $ 54,711       $ 53,235

Accumulated Depreciation
Balance at beginning of period                       $ 29,575       $ 36,714
  Additions charged to expense                          2,071          2,101
  Disposition of assets                                   (36)        (9,240)
Balance at end of period                             $ 31,610       $ 29,575

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $61,945,000 and $60,771,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000 is approximately $51,155,000 and $50,319,000, respectively.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Sale of Property

On August 1, 2000, the Partnership sold Countrywood Village to an unrelated third party, for net proceeds of approximately $17,385,000 after payment of closing costs. During the year ended December 31, 2000, the Partnership realized a gain of approximately $12,451,000 as a result of the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $246,000 as a result of unamortized loan costs and debt discount being written off and a prepayment penalty of approximately $116,000 relating to the prepayment of the mortgage encumbering the property. Pursuant to the Partnership Agreement and in connection with the sale, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and accordingly, the $178,000 was accrued and unpaid at December 31, 2001.

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


Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $41,000 and non-audit services (principally tax-related) of approximately $21,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage
Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,685             7.37%
Insignia Properties, LP
  (an affiliate of AIMCO)                    16,052            32.11%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    13,238            26.48%

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner, acquired 492 Units during the current fiscal year.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                  Years Ended December 31,
                                                     2001          2000
                                                       (in thousands)
Property management fees                            $ 525          $ 552
Reimbursement for services of affiliates              641            677
Commission to General Partner                          --            178

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $525,000 and $552,000 during the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $641,000 and $677,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $351,000 and $331,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment property and are being depreciated over 15 years.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $155,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,975 limited partnership units (the "Units") in the Partnership representing 65.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.96% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports  on Form 8-K filed in the fourth  quarter  of fiscal  year
            2001:

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


/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

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