Form 10QSB
period 2002-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2002-05-14
CIK 702174

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                 $   272
   Receivables and deposits                                                      209
   Restricted escrows                                                          1,239
   Other assets                                                                  524
   Investment properties:
      Land                                                    $  2,759
      Buildings and related personal property                   52,573
                                                                55,332
      Less accumulated depreciation                            (32,154)       23,178
                                                                            $ 25,422

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $   291
   Tenant security deposit liabilities                                           229
   Accrued property taxes                                                        201
   Other liabilities                                                             460
   Mortgage notes payable                                                     17,285

Partners' Capital
   General partners                                             $ 112
   Limited partners (49,995 units issued and
      outstanding)                                               6,844         6,956
                                                                            $ 25,422

         See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                           Three Months Ended
                                                                March 31,
                                                           2002           2001
Revenues:
   Rental income                                          $2,265         $2,305
   Other income                                              270            162
      Total revenues                                       2,535          2,467

Expenses:
   Operating                                               1,067          1,119
   General and administrative                                103            118
   Depreciation                                              544            518
   Interest                                                  396            378
   Property taxes                                            167            172
      Total expenses                                       2,277          2,305

Net income                                                $ 258           $ 162

Net income allocated to general partners (1%)              $ 3              $ 2

Net income allocated to limited partners (99%)               255            160

                                                          $ 258           $ 162

Net income per limited partnership unit                   $ 5.10         $ 3.21

Distributions per limited partnership unit                 $ --          $ 6.30

         See Accompanying Notes to Consolidated Financial Statements

c)

                            SHELTER PROPERTIES IV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         50,000           $ 2       $50,000    $50,002

Partners' capital at
   December 31, 2001                   49,995         $ 109       $ 6,589    $ 6,698

Net income for the three months
   ended March 31, 2002                    --              3          255        258

Partners' capital at
   March 31, 2002                      49,995          $ 112      $ 6,844    $ 6,956

         See Accompanying Notes to Consolidated Financial Statements


d)
                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                    $ 258        $ 162
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  544          518
      Amortization of discounts and loan costs                       63           45
      Change in accounts:
        Receivables and deposits                                    (30)          19
        Other assets                                               (372)        (279)
        Accounts payable                                            (83)         (23)
        Tenant security deposit liabilities                           4           13
        Accrued property taxes                                        7          (22)
        Other liabilities                                            91           63
               Net cash provided by operating activities            482          496

Cash flows from investing activities:
   Property improvements and replacements                          (525)        (992)
   Net withdrawals from (deposits to) restricted escrows              8         (147)
               Net cash used in investing activities               (517)      (1,139)

Cash flows from financing activities:
   Partners' distributions                                           --         (315)
   Payments on mortgage notes payable                              (210)        (210)
   Advances from affiliate                                           95           --
   Repayments of advances from affiliate                            (95)          --
               Net cash used in financing activities               (210)        (525)

Net decrease in cash and cash equivalents                          (245)      (1,168)
Cash and cash equivalents at beginning of period                    517        2,042
Cash and cash equivalents at end of period                       $ 272        $ 874

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 334        $ 332

Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
     accounts payable                                             $ 96        $ 56

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

         See Accompanying Notes to Consolidated Financial Statements


e)
                              SHELTER PROPERTIES IV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                      For the Three Months Ended
                                                                March 31,
                                                          2002             2001
                                                             (in thousands)
     Net cash provided by operating activities            $ 482           $ 496
        Payments on mortgage notes payable                  (210)          (210)
        Property improvements and replacements              (525)          (992)
        Change in restricted escrows, net                      8           (147)
        Changes in reserves for net operating
          liabilities                                        383            229
        (Additional) release of reserves                    (138)           624
           Net cash from operations                       $ --            $  --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $138,000 at March 31, 2002, to fund continuing capital improvements and repairs at the Partnership's two investment properties. The Corporate General Partner released previously reserved cash of approximately $624,000 during the quarter ended March 31, 2001.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. During the three months ended March 31, 2002 and 2001, the Registrant paid to such affiliates approximately $133,000 and $125,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $167,000 and $85,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General partner of approximately $84,000 for the three months ended March 31, 2002. No such fees were incurred during the three months ended March 31, 2001. The construction management service fees are calculated based upon a percentage of current year additions to the investment properties.

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to assist in paying property taxes at Quail Run Apartments. During the three months ended March 31, 2002, the Partnership received advances of approximately $95,000 and made principal payments of approximately $95,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $200 for the three months ended March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Baymeadows Apartments
         Jacksonville, Florida                         96%            95%

       Quail Run Apartments
         Columbia, South Carolina                      90%            95%

The Corporate General Partner attributes the decrease in average occupancy at Quail Run to a decrease in the leasing of corporate units by area businesses.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $258,000 compared to approximately $162,000 for the corresponding period in 2001. The increase in net income is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in other income offset by a decrease in rental income. Rental income decreased due to a decrease in occupancy at Quail Run Apartments and an increase in bad debt expense at Baymeadows Apartments offset by an increase in rental rates at both investment properties. Other income increased due to an increase in utility reimbursements and lease cancellation fees at Baymeadows Apartments.

Total expenses decreased due to decreases in operating and general and administrative expenses offset by an increase in depreciation expense. Operating expense decreased due to decreases in bonuses, salaries and maintenance expense at both investment properties. These decreases were partially offset by an
increase  in  insurance   premiums  at   Baymeadows   Apartments.   General  and
administrative expense decreased due to a decrease in professional fees. Depreciation expense increased due to property improvements and replacements being placed into service.

Included in general and administrative expense for the three months ended March 31, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $272,000 as compared to approximately $874,000 at March 31, 2001. Cash and cash equivalents decreased approximately $245,000 for the three months ended March 31, 2002 from the Registrant's year end of December 31, 2001. The decrease was due to approximately $210,000 and $517,000 of cash used in financing and investing activities, respectively, partially offset by approximately $482,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $1,490,000 in capital improvements at Baymeadows Apartments for 2002 consisting primarily of roof replacement, structural improvements, major landscaping, light fixtures, parking lot improvements, plumbing, recreational facility upgrades, wall coverings, air conditioning and electrical upgrades and cabinet, appliance and floor covering replacements. As of March 31, 2002 the Partnership has spent approximately $581,000 consisting primarily of roof replacements, floor covering replacements, structural improvements, recreational facility upgrades and air conditioning upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $157,000 in capital improvements at Quail Run Apartments for 2002 consisting primarily of structural upgrades, air conditioning upgrades, appliances and floor covering replacements. As of March 31, 2002 the Partnership has spent approximately $40,000 consisting primarily of floor covering replacements and appliances. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $17,285,000, net of discount, is amortized over 257 months with a balloon payment of approximately $16,907,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership is currently planning on refinancing the debt encumbering Baymeadows and Quail Run Apartments prior to their November 2002 maturities.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Sale (1)              $ --             $ --            $ 315            $ 6.30

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners for the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property is less than $400 per apartment unit at such property or a total of approximately $494,000. As of March 31, 2002, the reserve account was fully funded with approximately $1,239,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 32,975 limited partnership units (the "Units") in the Partnership representing 65.96% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.96% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the three months ended March 31, 2002:

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