Form 10QSB
period 2002-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2002-08-14
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                              SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002

Assets
   Cash and cash equivalents                                                 $   779
   Receivables and deposits                                                      407
   Restricted escrows                                                            905
   Other assets                                                                  583
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   52,846
                                                                55,605
      Less accumulated depreciation                            (32,618)       22,987
                                                                            $ 25,661

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $ 131
   Tenant security deposit liabilities                                           230
   Accrued property taxes                                                        327
   Other liabilities                                                             569
   Mortgage notes payable                                                     20,644

Partners' Capital
   General partners                                             $ 117
   Limited partners (49,995 units issued and
      outstanding)                                               3,643         3,760
                                                                            $ 25,661

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                          2002          2001         2002          2001
Revenues:
  Rental income                          $ 2,344      $ 2,328       $ 4,609       $ 4,633
  Other income                               207          204           477           366
  Casualty gains (Note E)                    140           20           140            20
      Total revenues                       2,691        2,552         5,226         5,019

Expenses:
  Operating                                  952        1,196         2,019         2,315
  General and administrative                 101           77           204           195
  Depreciation                               550          520         1,094         1,038
  Interest                                   403          415           799           793
  Property taxes                             165          171           332           343
  Loss on early extinguishment of
    debt                                      27           --            27            --
      Total expenses                       2,198        2,379         4,475         4,684

Net income                                $ 493        $ 173         $ 751         $ 335

Net income allocated to general
  partners (1%)                            $ 5          $ 1           $ 8           $ 3
Net income allocated to limited
  partners (99%)                             488          172           743           332

                                          $ 493        $ 173         $ 751         $ 335

Net income per limited partnership
  unit                                   $ 9.76        $ 3.44       $ 14.86       $ 6.64

Distributions per limited
  partnership unit                       $ 73.79       $ 7.02       $ 73.79       $ 13.32

         See Accompanying Notes to Consolidated Financial Statements

                            SHELTER PROPERTIES IV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         50,000          $ 2        $50,000    $50,002

Partners' capital at
   December 31, 2001                   49,995         $ 109       $ 6,589    $ 6,698

Distributions to partners                  --             --       (3,689)    (3,689)

Net income for the six months
   ended June 30, 2002                     --              8          743        751

Partners' capital at
   June 30, 2002                       49,995         $ 117       $ 3,643    $ 3,760

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 751        $ 335
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Loss on early extinguishment of debt                            27           --
     Depreciation                                                 1,094        1,038
     Amortization of discounts and loan costs                       125          123
     Casualty gain                                                 (140)         (20)
     Change in accounts:
      Receivables and deposits                                     (228)           1
      Other assets                                                 (241)        (189)
      Accounts payable                                             (147)          43
      Tenant security deposit liabilities                             5            8
      Accrued property taxes                                        133          150
      Other liabilities                                             200         (289)
         Net cash provided by operating activities                1,579        1,200

Cash flows from investing activities:
  Property improvements and replacements                         (1,048)      (1,266)
  Net insurance proceeds received                                   208           28
  Net withdrawals from (deposits to) restricted escrows             342         (433)
         Net cash used in investing activities                     (498)      (1,671)

Cash flows from financing activities:
  Proceeds from mortgage note payable                             8,450           --
  Repayment of mortgage notes payable                            (4,963)          --
  Loan costs paid                                                  (214)          --
  Advances from affiliate                                            95           --
  Repayment of advances from affiliate                              (95)          --
  Distributions to partners                                      (3,689)        (666)
  Payments on mortgage notes payable                               (403)        (413)
         Net cash used in financing activities                     (819)      (1,079)

Net increase (decrease) in cash and cash equivalents                262       (1,550)
Cash and cash equivalents at beginning of period                    517        2,042
Cash and cash equivalents at end of period                       $ 779        $ 492

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 691        $ 673

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

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Quail Run Apartments (see "Note D") in operations rather than as an extraordinary item.

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

                                                        For the Six Months Ended
                                                                June 30,
                                                          2002             2001
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,579        $ 1,200
       Payments on mortgage notes payable                   (403)          (413)
       Property improvements and replacements             (1,048)        (1,266)
       Change in restricted escrows, net                     342           (433)
       Changes in reserves for net operating
         liabilities                                         278            276
       (Additional) release of reserves                     (748)           636

          Net cash from operations                        $ --            $ --



The Corporate General Partner reserved net cash from operations of approximately $748,000 at June 30, 2002 to fund continuing capital improvements and repairs at the Partnership's two investment properties.

The Corporate General Partner released previously reserved cash of approximately $636,000 during the six months ended June 30, 2001.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $261,000 and $253,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $288,000 and $168,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $120,000 for the six months ended June 30, 2002. No such fees were incurred during the six months ended June 30, 2001. The construction management service fees are calculated based upon a percentage of current year additions to the investment properties.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Corporate General Partner approximately $85,000 during the six months ended June 30, 2002 for loan costs which are capitalized and included with other assets on the consolidated balance sheets. This loan cost was associated with the refinancing of Quail Run Apartments (see "Note D").

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to assist in paying property taxes at Quail Run Apartments. During the six months ended June 30, 2002, the Partnership received advances of approximately $95,000 and made principal payments of approximately $95,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $200 for the six months ended June 30, 2002.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing and Extraordinary Loss

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments at a fixed rate of 7.16% and matures July 1, 2022 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 at June 30, 2002.

Note E - Casualty Events

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the six months ended June 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the six months ended June 30, 2002 as a result of the insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                             Average
                                                            Occupancy
       Property                                        2002          2001

       Baymeadows Apartments
         Jacksonville, Florida                         96%            95%

       Quail Run Apartments
         Columbia, South Carolina                      91%            93%

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2002 was approximately $493,000 and $751,000, respectively, compared to net income of approximately $173,000 and $335,000 for the three and six months ended June 30, 2001, respectively. The increase in net income for both the three and six months ended June 30, 2002 is due to a decrease in total expenses and an increase in total revenues. The decrease in total expenses is due to a decrease in operating expense, partially offset by increases in depreciation and general and administrative expenses and the recognition of a loss on the early extinguishment of debt as a result of the refinancing of the mortgages encumbering Quail Run Apartments (as discussed below). Operating expense decreased primarily due to decreases in utilities, maintenance, corporate housing and payroll related expenses at both of the Partnership's investment properties. The decrease in operating expenses was partially offset by an increase in insurance expense at both properties. Depreciation expense increased as a result of property improvements and replacements being placed into service at both properties during the past twelve months.

General and administrative expenses increased as a result of increased professional fees necessary to manage the Partnership. Included in general and administrative expenses at both June 30, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the three months ended June 30, 2002 is due to an increase in the recognition of casualty gains (as discussed below). Rental income and other income remained relatively constant for the three months ended June 30, 2002.

The increase in total revenues for the six months ended June 30, 2002 is due to an increase in other income and an increase in the recognition of casualty gains, partially offset by a decrease in rental income. Other income increased primarily due to an increase in lease cancellation fees and utility reimbursements at Baymeadows Apartments, partially offset by a decrease in corporate housing revenue at Quail Run Apartments and a decrease in interest income. The casualty gain recognized in 2002 is a result of a November 2001 fire at Baymeadows Apartments which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the six months ended June 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the six months ended June 30, 2002 as a result of the insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000. The casualty gain recognized in 2001 is a result of a September 1999 fire at Quail Run Apartments. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and the write off of the net book value of the destroyed assets of approximately $8,000. The decrease in rental income is primarily due to the decrease in occupancy and the average rental rate at Quail Run Apartments and an increase in bad debt expense. Rental rates were lowered at Quail Run Apartments in an effort to increase occupancy. The decrease in rental income was partially offset by an increase in the average rental rate and the slight increase in occupancy at Baymeadows Apartments.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $779,000, compared to approximately $492,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $262,000 for the six months ended June 30, 2002, from the Partnership's calendar year end, is due to approximately $1,579,000 of cash provided by operating activities, partially offset by approximately $819,000 of cash used in financing activities and approximately $498,000 of cash used in investing activities. Cash used in financing activities consisted primarily of the repayment of the mortgages encumbering Quail Run Apartments, distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid and the repayment of advances from an affiliate of the Corporate General Partner, partially offset by proceeds from mortgage note payable and advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender and net insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $1,556,000 in capital improvements at Baymeadows Apartments for 2002 consisting primarily of roof replacement, structural improvements, major landscaping, light fixtures, parking lot improvements, plumbing, recreational facility upgrades, wall coverings, signage, air conditioning and electrical upgrades and cabinet, appliance and floor covering replacements. As of June 30, 2002 the Partnership has spent approximately $986,000 (including nonbudgeted additions due to a casualty) consisting primarily of roof replacements, plumbing, electrical upgrades, cabinet replacements, floor covering replacements, structural improvements, recreational facility upgrades, air conditioning upgrades, and construction related to the 2001 casualties. These improvements were funded from replacement reserves, insurance proceeds, and operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $166,000 in capital improvements at Quail Run Apartments for 2002 consisting primarily of structural upgrades, air conditioning upgrades, appliances and floor covering replacements. As of June 30, 2002 the Partnership has spent approximately $62,000 consisting primarily of floor covering replacements and appliances. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed rate of 7.16% and matures July 1, 2022 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 at June 30, 2002.

The mortgage indebtedness at Baymeadows Apartments of approximately $12,194,000, net of discount, is amortized over 257 months with a balloon payment of approximately $12,048,000 due on November 15, 2002. The Partnership is currently planning on refinancing the debt encumbering Baymeadows Apartments prior to its November 2002 maturity. If the property cannot be refinanced, the Registrant will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Sale (1)                $ 424            $ 8.48           $ 666            $13.32
Refinancing (2)          3,265            65.31               --               --
                        $3,689           $73.79           $ 666            $13.32

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2) From the refinancing of the debt encumbering Quail Run Apartments in June 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Baymeadows Apartments is less than $400 per apartment unit at such property or a total of approximately $362,000. As of June 30, 2002, the reserve account was fully funded with approximately $905,000 on deposit with the mortgage lender.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,181 limited partnership units (the "Units") in the Partnership representing 68.37% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. In this regard, on June 25, 2002 a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $387.00 per Unit expired. Pursuant to this offer, AIMCO acquired 1,191 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.37% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed June 8, 1982 (File No. 2-77217), is incorporated herein by reference).

                  Exhibit 10(iii) g, Multifamily Note dated June 14, 2002, between Shelter Properties IV and Keycorp Real Estate Capital Markets, Inc. for Quail Run Apartments.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                      FHLMC Loan No. 002592878


                               MULTIFAMILY NOTE
                    (MULTISTATE - REVISION DATE 11-01-2000)

US $8,450,000.00                                                 June ___, 2002,


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of KEYCORP REAL ESTATE CAPITAL MARKETS, INC., an Ohio corporation, the principal sum of Eight Million Four Hundred Fifty Thousand and No/100 Dollars (US $8,450,000.00), with interest on the unpaid principal balance at the annual rate of Six and 94/100 percent (6.94%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at KeyCorp Real Estate Capital Markets, Inc., c/o Key Commercial Mortgage, P.O. Box 801649, Kansas City, Missouri 64180-1649, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Sixty-Five Thousand Two Hundred Eight and 78/100 Dollars (US $65,208.78), shall be payable on the first day of each month beginning on August 1, 2002, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying
(A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is one hundred eighty (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A) the amount of principal being prepaid, by (B) the excess (if any) of the Monthly Note Rate over the Assumed
                        Reinvestment Rate,
                  by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 8.750% U.S. Treasury Security due May, 2017, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

      16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.


      ATTACHED EXHBIT.  The following Exhibit is attached to this Note:

      |  X  |       Exhibit A       Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                              BORROWER:


                              QUAIL RUN IV LIMITED PARTNERSHIP,
                                    a South Carolina limited partnership

                                    By:   Shelter IV GP Limited Partnership,
                                          a South Carolina limited partnership,
                                          its General Partner

                                          By:   Shelter Realty IV Corporation,
                                                a South Carolina corporation,
                                                its General Partner



                                          By:_________________________________
                                                Patti K. Fielding,
                                                Senior Vice President

                                                57-0952893
                                                Borrower's Employer ID Number

PAY TO THE ORDER OF FREDDIE MAC WITHOUT RECOURSE, THIS            DAY
OF                   2002.


                  KEYCORP REAL ESTATE CAPITAL MARKETS,
                  INC. an Ohio corporation




                                       By:
                                          Jeffrey S. Juster, Senior Vice
                                          President



Quail Run Apartments
Commitment No.:

                                  Exhibit A

                      Modifications to Multifamily Note


1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.   Paragraph 9(c) of the Note is amended to add the following subparagraph(4):

(4) failure by Borrower to pay the amount of the water and sewer charges, Taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.

                                  Exhibit B

                     Modifications to Security Instrument

The following modifications are made to the text of the Instrument that precedes this Exhibit:

A.    Section 1(i) is changed to read as follows:

                  (i) "Hazardous  Materials Laws" means all federal,  state, and local laws, ordinances, rules, regulations, administrative rulings, court judgments, and decrees, and all mandatory standards, policies and other governmental requirements in effect now or in the future, including all amendments, that relate to Hazardous Materials and apply to Borrower or to the Mortgaged Property. Hazardous Materials Laws include, but are not limited to, the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C.
            Section 9601, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., the Toxic Substance Control Act, 15 U.S.C. Section 2601, et seq., the Clean Water Act, 33 U.S.C. Section 1251, et seq., and the Hazardous Materials Transportation Act, 49 U.S.C. Section 5101, and their state analogs.

B.    Section 1(v) is modified to read as follows:

                  (v) "Personalty" means all furniture, furnishings,  equipment, machinery, building materials, appliances, goods, supplies, tools, books, records (whether in written or electronic form), computer equipment (hardware and software) and other tangible personal property (other than Fixtures) which are used now or in the future exclusively in connection with the ownership, management or operation of the Land or the Improvements or are located on the Land or in the Improvements, and any operating agreements relating to the Land or the Improvements, and any surveys, plans and specifications and contracts for architectural, engineering and construction services relating to the Land or the Improvements and all other intangible property and rights exclusively relating to the operation of, or used exclusively in connection with, the Land or the Improvements including all governmental permits relating to any activities on the Land.

C. The second and third sentences of Section 2 are modified to read as follows:

            Borrower shall execute and deliver to Lender, upon Lender's request, financing statements, continuation statements and amendments, in such form as Lender reasonably may require to perfect or continue the perfection of this security interest. Borrower shall pay all filing costs and all costs and expenses of any record searches for financing statements that Lender reasonably may require.

D.    Section 4(b) is changed to read as follows:

                  (b) Until Lender gives notice to Borrower of Lender's exercise of its rights under this Section 4, Borrower shall have all rights, power and authority granted to Borrower under any Lease (except as otherwise limited by this Section or any other provision of this Instrument), including the right, power and authority to modify the terms of any Lease or extend or terminate any Lease. Upon the occurrence and during the continuance of an Event of Default, the permission given to Borrower pursuant to the preceding sentence to exercise all rights, power and authority under Leases shall automatically terminate. Borrower shall comply with and observe Borrower's obligations under all Leases, including Borrower's obligations pertaining to the maintenance and disposition of tenant security deposits.

E.    Section 7(c) is modified to read as follows:

                  (c) Notwithstanding the provisions of Section 7(a), Lender will not require Borrower to deposit with Lender amounts sufficient to accumulate with Lender the entire sum required to pay the water and sewer charges, Taxes, fire, hazard or other insurance premiums, and ground rents. At least annually, Borrower must provide Lender with proof of payment of all such Impositions for which Lender is not collecting Imposition Deposits. In the event that Borrower does not timely pay any of the Impositions, or fails to provide Lender with proof of such payment, or upon the occurrence of an Event of Default hereunder, or upon Borrower's failure to maintain the Mortgaged Property in a satisfactory manner in accordance with the requirements of this Instrument, then in any such events, Lender may require Borrower to deposit with Lender the Imposition Deposits as provided in Section 7(a).

F. Except in a case where Lender in its discretion determines that an emergency exists, Lender may take actions specified in Section 12(a) only if Lender has notified Borrower of Borrower's failure to perform any of its obligations under this Instrument or any other Loan Document and Borrower does not cure the failure within 10 days after such notice. If Lender so determines that an emergency exists, Lender shall notify Borrower of the action taken within ten days after the action is taken.

G.    Sections 14(b)(4) and 14(b)(5) are modified to read as follows:

            (4) within 120 days after the end of each fiscal year of Borrower, and at any other time upon Lender's request, a statement that identifies all owners of any interest in Borrower and each general partner in Borrower, and confirming that the ownership of each other Controlling Entity has not changed in a manner that violates Section 21(a);

            (5) promptly following Lender's request, quarterly income and expense statements for the Property relating to a quarterly period ending no later than 45 days before the request;

H. For purposes of Section 14(b), Borrower shall be deemed to have delivered any statement or document "upon Lender's request" if Borrower has delivered the document promptly following Lender's request.

I. Notwithstanding Section (14)(c), unless an Event of Default has occurred and is continuing, Lender may require that the financial statements required by Sections 14(b)(1), 14(b)(2) and 14(b)(3) be audited, but may not require that any other financial statements required by Section 14 be audited. Certification of a statement by the chief financial officer of the entity that is the subject of the statement or, in the case of a partnership, the chief financial officer of the general partner, will be acceptable to Lender as certification by an individual having authority to bind Borrower.

J.    Lender shall not have  Borrower's  books and records  audited  pursuant to
      Section 14(d) unless Lender has given Borrower notice specifying the statements, schedules and reports required by Section 14(b) that Borrower has failed to provide, and Borrower has not provided such statements by the expiration of ten days after such notice.

K. So long as Borrower is contesting the amount and validity of any Imposition other than insurance premiums diligently and in good faith as described in Section 15(d) and all of the conditions specified in clauses
      (1) through (4) of Section 15(d) are satisfied, Lender will refrain from applying Imposition Deposits to payment of the contested Imposition.

L.    Section 15(e) and Section 16 are modified to read as follows:

            15(e) Borrower shall promptly deliver to Lender a copy of all notices of, and invoices for Impositions, and if Borrower pays any Imposition directly (which Borrower has no obligation to do unless Imposition Deposits are insufficient and Lender has notified Borrower of that insufficiency), Borrower shall promptly furnish to Lender receipts evidencing such payments.

            16. LIENS; ENCUMBRANCES. Borrower acknowledges that, to the extent provided in Section 21, the grant, creation or existence of any mortgage, deed of trust, deed to secure debt, security interest or other lien or encumbrance (a "Lien") on the Mortgaged Property (other than (i) the lien of this Instrument, and (ii) the Subordinate Debt defined in Section HH of Exhibit B), or on certain ownership interests in Borrower, whether voluntary, involuntary or by operation of law, and whether or not such lien has priority over the lien of this Instrument, is a "Transfer" which constitutes an Event of Default and subjects Borrower to personal liability under the Note.

M. For purposes of Section 18(b), "pre-packaged supplies, cleaning materials and petroleum products customarily used in the operation and maintenance of comparable multifamily properties" shall include, without limitation, pool, spa, maintenance and gardening materials.

N.    The second sentence of Section 18(c) is modified to read as follows:

            Borrower shall not lease or allow the sublease or use of all or any portion of the Mortgaged Property to any tenant or subtenant for nonresidential use by any user that, in the ordinary course of its business, would be reasonably expected to cause or permit any Prohibited Activity or Condition.

O. For purposes of Section 18(d), Borrower shall only be obligated to pay out-of-pocket expenses incurred by Lender in connection with the monitoring and review of an O&M Program and Borrower's performance to the extent such expenses are reasonable.

P. Borrower's representation and warranty in Section 18(e)(4) regarding requirements for notification regarding releases of Hazardous Materials shall relate only to such releases, if any, at the Mortgaged Property.

Q.    Section 18(e)(5) is modified to read as follows:

            (5) no event has occurred with respect to the Mortgaged Property that constitutes, or with the passing of time or the giving of notice would reasonably be expected to constitute, noncompliance with the terms of any Environmental Permit;

R.    Section 18(g) is modified to read as follows:

                  (g) Borrower shall pay promptly the costs of any environmental inspections, tests or audits ("Environmental Inspections") required by Lender in connection with or in preparation for any foreclosure or deed in lieu of foreclosure. Borrower shall also pay promptly the reasonable costs of any Environmental Inspections required by Lender in connection with, or as a condition of Lender's consent to any Transfer under Section 21, or required by Lender following a reasonable determination by Lender that Prohibited Activities or Conditions may exist. Any such costs incurred by Lender (including the fees and out-of-pocket costs of attorneys and technical consultants whether incurred in connection with any judicial or administrative process or otherwise) which Borrower fails to pay promptly shall become an additional part of the Indebtedness as provided in Section 12. The results of all Environmental Inspections made by Lender in connection with or in preparation for any foreclosure or deed in lieu of foreclosure shall at all times remain the property of Lender and Lender shall have no obligation to disclose such results to or otherwise make such results available to Borrower or any other party. Lender will make available to Borrower the results of all other Environmental Inspections made by Lender. Lender hereby reserves the right, and Borrower hereby expressly authorizes Lender, to make available to any party, including any prospective bidder at a foreclosure sale of the Mortgaged Property, the results of any Environmental Inspections made by Lender with respect to the Mortgaged Property. Borrower consents to Lender notifying any party (either as part of a notice of sale or otherwise) of the results of any of Lender's Environmental Inspections. Except in the case of an Environmental Inspection performed in connection with a foreclosure or deed in lieu of foreclosure, or a disclosure of Environmental Inspection results that Lender is required by law to make, Lender shall notify Borrower of its intention to disclose such information and shall give Borrower ten days to provide supplemental information, explanations or corrections to accompany the disclosure. Borrower acknowledges that Lender cannot control or otherwise assure the truthfulness or accuracy of the results of any of its Environmental Inspections and that the release of such results to prospective bidders at a foreclosure sale of the Mortgaged Property may have a material and adverse effect upon the amount which a party may bid at such sale. Borrower agrees that Lender shall have no liability whatsoever as a result of delivering the results of any of its Environmental Inspections to any third party, and Borrower hereby releases and forever discharges Lender from any and all claims, damages, or causes of action, arising, out of, connected with or incidental to the results of, the delivery of any of Lender's Environmental Inspections.

S.    Lender  shall not  commence  Remedial  Work under the second  sentence  of
      Section 18(h) unless Lender has given Borrower notice of its intention to do so and Borrower has not begun performing the Remedial Work within 10 days after such notice.

T.    The following sentence is added at the end of Section 18(j):

            However, Borrower shall have no obligation to indemnify any of the foregoing parties to the extent that the proceedings, claims, damages, penalties or costs arise out of the gross negligence or willful misconduct of Lender, any prior owner or holder of the Note, the Loan Servicer or any prior Loan Servicer.

U. For purposes of Section 19(b), Lender will accept a duplicate original of any insurance policy.

V. For purposes of Section 19(d), an insurance company will be acceptable to Lender if it has a rating in Best's Key Rating Guide of at least "A-" and a financial size category of at least "v".

W.    Clause (2) of Section 19(g) is modified to read as follows:

(2) Lender determines, in its discretion, that the combination of insurance proceeds and amounts provided by the Borrower will be sufficient to complete the Restoration.

X. For purposes of Section 19(h), Lender shall automatically succeed to rights of Borrower in and to insurance policies and unearned premiums only to the extent permitted by the applicable policies and insurance companies.

Y.    Intentionally omitted.

Z.    Section 21(a)(2) is modified to read as follows:

            (2) if Borrower is a limited partnership, a Transfer of (A) any general partnership interest (except for a Transfer to a Qualified REIT Subsidiary, as defined in Section 856(i)(2) of the Internal Revenue Code of 1986, of Apartment Investment and Management Company, a Maryland corporation), or (B) limited partnership interests in Borrower that would cause the Initial Owners of Borrower to own less than 51% of all limited partnership interests in Borrower;

AA.   New Sections 21(b)(7),  21(b)(8),  21(b)(9), and 21(b)(10) are added, as follows:

            (7) The Transfer of any limited or general partnership interests in Borrower provided no Change of Control occurs as a result of such Transfer.

            (8) The Transfer of shares of common stock, limited partnership interests or other beneficial or ownership interests or other forms of securities in AIMCO REIT or AIMCO OP, and the issuance of all varieties of convertible debt, equity and other similar securities of AIMCO REIT or AIMCO OP, and the subsequent Transfer of such securities; provided, however, that no Change of Control occurs as a result of such Transfer, either upon such Transfer or upon the subsequent conversion to equity of such convertible debt or other securities.

            (9) The issuance by AIMCO REIT or AIMCO OP of additional common stock, limited partnership interests or other beneficial or ownership interests, convertible debt, equity and other similar securities, and the subsequent Transfer of such convertible debt or securities; provided, however, that no Change of Control occurs as the result of such Transfer, either upon such Transfer or upon the subsequent conversion to equity of such convertible debt or other securities.

            (10) So long as AIMCO REIT owns 100% of the stock of AIMCO-LP, Inc., a Transfer of limited partnership interests that results in AIMCO-LP, Inc. owning not less than 50.1% of the limited partnership interests in AIMCO OP.

BB. Section 21(b)(8) shall apply only to a Transfer of an interest in a Controlling Entity that is prohibited by Section 21(a)(7).

CC.   A new Section 21(d) is added, as follows:

                  (d) For purposes of this Section 21, the following terms shall be defined as follows:

                  (1)   "Change of Control"  shall mean the earliest to occur of
                        (A) the date an Acquiring Person becomes (by acquisition, consolidation, merger or otherwise), directly or indirectly, the beneficial owner of more than forty percent (40%) of the total Voting Equity Capital of AIMCO REIT then outstanding, or (B) the date on which AIMCO REIT shall cease to hold (whether directly or indirectly through a wholly owned intermediary entity such as AIMCO-LP, Inc. or AIMCO-GP, Inc.) at least 50.1% of the limited partnership interests in AIMCO OP, or (C) the date on which AIMCO REIT shall cease for any reason to hold (whether directly or indirectly) (i) the interests in the
                        Managing General Partner held as of the date of this Instrument (as evidenced by organizational charts and documents submitted to Lender as of such date) and (ii) the Controlling Interest(s) in the Borrower, or (D) the replacement (other than solely by reason of retirement at age sixty-five or older, death or disability) of more than 50% (or such lesser percentage as is required for decisionmaking by the board of directors of trustees, if applicable) of the members of the board of directors (or trustee, if applicable) of AIMCO REIT over a one-year period where such replacement shall not have been approved by a vote of at least a majority of the board of directors (or trustees, if applicable) of AIMCO REIT then still in office who either were members of such board of directors (or trustees, if applicable) at the beginning of such one year period or whose election as members of the board of directors (or trustees, if applicable) was previously so approved.

                  (2) "Acquiring Person" shall mean a "person" or group of "persons" within the meaning of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended. However, notwithstanding the foregoing, "Acquiring Person" shall not be deemed to include any member of the Borrower Control Group unless such member has, directly or indirectly, disposed of, sold or otherwise transferred to, or encumbered or restricted (whether by means of voting trust agreement or otherwise) for the benefit of an Acquiring Person, all or any portion of the Voting Equity Capital of AIMCO REIT directly or indirectly owned or controlled by such member or such member directly or indirectly votes all or any portion of the Voting Equity Capital of AIMCO REIT, directly or indirectly, owned or controlled by such member for the taking of any action which, directly or indirectly constitutes or would result in a Change of Control, in which event such member of the Borrower Control Group shall be deemed to constitute an Acquiring Person to the extent of the Voting Equity Capital of AIMCO REIT owned or controlled by such member.

                  (3) "Borrower Control Group" shall mean Terry Considine, Peter K. Kompaniez, Richard S. Ellwood, J. Landis Martin, Thomas L. Rhodes and James N. Bailey.

                  (4) A "Person" shall mean an individual, an estate, a trust, a corporation, a partnership, a limited liability company or any other organization or entity (whether governmental or private).

                  (5) "Security" shall have the same meaning as in Section 2(1) of the Securities Act of 1933, as amended.

                  (6) "Controlling Interest(s)" shall mean (i) with respect to a partnership, such majority and/or managing general partner interests which, together with a majority of limited partnership interests if necessary for consent purposes, vest in the holder of such interests the sole power, right and authority to control the day to day operations of the Borrower; including, without limitation, the authority to manage, operate and finance the Mortgaged Property, (ii) with respect to a corporation, the number of shares which entitle the holder to elect a majority of the board of directors of the Borrower, and (iii) with respect to a limited liability company, such majority and/or managing member interests as vest in the holder of such interests the sole power, right and authority to control the day to day operations of the Borrower; including, without limitation, the authority to manage, operate and finance the Mortgaged Property.

                  (7)   "AIMCO  REIT"  shall  mean   Apartment   Investment  and
                        Management Company, a corporation organized and existing under the laws of the State of Maryland.

                  (8) "AIMCO OP" shall mean AIMCO Properties, L.P., a limited partnership organized and existing under the laws of the State of Delaware.

(9)                     "Managing   General   Partner"  shall  mean  the  entity
                        executing this Instrument on behalf of the Borrower and/or its successors or assigns in interest.

(10) "Voting Equity Capital" shall mean Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the board of directors (or Persons performing similar functions).

DD.   Section 21(e) is hereby added as follows:

                  (e) Lender  shall  consent to a one-time  substitution  of the
            Mortgaged Property for another multifamily apartment rental property (the "Substitution"), which shall not result in an adjustment to the rate at which the Indebtedness secured by this Instrument bears interest provided that Borrower has satisfied each of the following requirements:

            (1) there shall exist no Event of Default uncured within any applicable grace period.

            (2) the loan to value ratio with respect to the substituted property (the "Substituted Property") at the time of the proposed Substitution is not greater than the lesser of (1) the loan to value ratio of the Mortgaged Property which exists as of the date hereof, or (2) the then current loan to value ratio of the Mortgaged Property at the time of any such Substitution based on an MAI appraisal (prepared by an appraiser acceptable to Lender and paid for by Borrower) at the time of any such Substitution. (As used herein, "loan to value ratio" means the ratio of (A) the outstanding principal balance of the Indebtedness to (B) the value of the
                  Substituted Property as determined by Lender in its discretion, expressed as a percentage);

            (3) the debt service coverage ratio with respect to the Substituted Property for the last twelve full months preceding the proposed Substitution is not less than the greater of (1) the debt service coverage ratio for the Mortgaged Property which exists as of the date hereof, or (2) the then current debt service coverage ratio for the Mortgaged Property at the time of any such Substitution. (As used herein, the term "debt service coverage ratio" means the ratio of (A) the annual net operating income from the Substituted Property's operations during the preceding twelve month period which is available for repayment of debt, after deducting reasonable and customary operating expenses, to (B) the annual principal and interest payable under the Note);

            (4) any such Substitution shall be approved only following the date which is ten years from the date of this Instrument;

            (5) Lender shall have received an environmental report on the Substituted Property showing that no Phase II environmental report is required;

            (6) Lender shall have received an engineering report on the Substituted Property showing that there are at least ten (10) years of useful life remaining with respect to the Substituted Property;

            (7) Lender shall have received the amount of Lender's out-of-pocket costs (including, without limitation, reasonable attorneys' fees and the costs of engineering reports, appraisals and environmental reports) incurred in reviewing the Substitution request and implementing the Substitution;

            (8) Lender shall have received a new currently dated mortgagee's title insurance policy in the form and containing the exceptions acceptable to Lender according to its standards for title insurance policies in place at the time of the Substitution, insuring the mortgage secured by the Substituted Property;

            (9) Lender shall have received a currently dated survey of the Substituted Property, acceptable to Lender in accordance with its standards and requirements for surveys in place at the time of the substitution;

            (10) The physical condition, location and other aspects of the Substituted Property shall be substantially comparable to the Mortgaged Property as determined by Lender in its reasonable discretion;

            (11) If the Substitution is approved, (i) Borrower shall have executed and delivered to Lender for recordation an amendment to this Instrument in form and substance acceptable to Lender in its discretion, substituting the Substituted Property for the Mortgaged Property; and (ii) Borrower shall have executed and delivered such additional documentation, including without limitation new Uniform Commercial Code Financing Statements, as Lender may reasonably require to grant Lender a perfected first lien and security interest in the Substituted Property and to otherwise implement the Substitution in accordance with this Section.

EE.   Section 22(a) is modified to read as follows:

      (a) any failure by Borrower to pay or deposit (i) any payment of principal or interest or any Imposition Deposit within three days after it is due, or (ii) any other amount required by the Note, this Instrument, or any other Loan Document when due.

FF. Section 28 shall obligate Borrower to provide only such further assurances as Lender reasonably may require.

GG. The words "Except as otherwise disclosed to Lender in writing, before the date of this Instrument" are added at the beginning of the second sentence of Section 41.

HH.   Section 48 Subordinate Debt is added as follows:

                  48   SUBORDINATE   DEBT.   Borrower   may  incur
            indebtedness other than the Indebtedness provided each of the following terms and conditions are satisfied:

                  (a) any such indebtedness ("Subordinate Debt") shall be incurred by Borrower solely for or in respect of the operation of the Mortgaged Property in the ordinary course of business as a residential apartment rental project. Such Subordinate Debt shall be and remain payable to, held by, and in favor of only an "AIMCO Subordinate Lender", which shall be defined as: AIMCO REIT, AIMCO OP or any entity in which AIMCO REIT or AIMCO OP holds Controlling Interest(s), whether directly or indirectly, and which entity shall have a term of existence not expiring prior to 10 years after the maturity date of the Note;

                  (b) except (1) as set forth in Subsection  (c), or (2) for any debt secured by an ownership interest in Borrower, any such Subordinate Debt shall be unsecured, and shall not be evidenced by a note or any like instrument;

                  (c) any  Subordinate  Debt may be  evidenced  by a note and/or secured by a lien on the Mortgaged Property and/or the other assets of Borrower provided that:

                  (1) the total debt service coverage ratio with respect to the Mortgaged Property after the proposed Subordinate Debt is incurred and/or secured by the Mortgaged Property will equal at least a ratio of 1.10:1, as determined by Lender in its reasonable discretion. (As used herein, the term "total debt service coverage ratio" means the ratio of (A) the annual net operating income from the Mortgaged Property during the preceding 12 month period which is available for repayment of debt, after deducting reasonable and customary operating expenses, to (B) the aggregate annual principal and interest payable under the Note, the proposed Subordinate Debt and any other then existing Subordinate Debt encumbering the Mortgaged Property);

                  (2) the principal amount of such Subordinate Debt, together with the Indebtedness and all other Subordinate Debt then encumbering the Mortgaged Property, shall not exceed 85% of the value of the Mortgaged Property at the time the Borrower incurs the proposed Subordinate Debt, as determined by Lender, in Lender's sole discretion;

                  (3) any note and security instrument evidencing or securing such Subordinate Debt (A) shall by its terms be expressly subordinate to the Indebtedness and to all amendments, extensions and renewals thereof; (B) shall provide that the AIMCO Subordinate Lender cannot exercise its remedies for a default under such Subordinate Debt without the prior written consent of the Lender; (C) shall provide that, so long as the Indebtedness is outstanding, all payments under any such note and/or security therefor shall accrue if the same are unpaid; (D) shall provide that payments shall be made in the following order: (i) amounts due with respect to the operation and maintenance of the Mortgaged Property, including, without limitation, all monthly installments of principal and interest on the Indebtedness and any other operating expenses, capital expenses and tax and insurance payments, (ii) amounts due with respect to any Subordinate Debt which is secured by a lien on the Mortgaged Property, and (iii) amounts due with respect to any Subordinate Debt not secured by a lien on the Mortgaged Property; (E) shall provide that the AIMCO Subordinate Lender shall provide Lender with notice of any default under the Subordinate Debt not cured within any applicable grace period at the same time it provides such notice to the Borrower; and
                        (F) shall prominently state that the instrument and the Subordinate Debt are not assignable or otherwise transferable except to another AIMCO Subordinate Lender;

                  (4) Borrower delivers to Lender evidence in writing that the Subordinate Debt loan documents, the total debt service coverage ratio and the aggregate loan to value ratio limitations set forth herein comply in all respects with the provisions of this Section; and

                  (5)   Borrower's   incurring  of  Subordinate   Debt  and,  if
                        applicable, placement of a subordinate lien on the Mortgaged Property securing such Subordinate Debt shall not constitute an Event of Default under this instrument.

(d)   Borrower  and  the  AIMCO   Subordinate   Lender   shall   execute  such
                     instruments  and documents in connection with
                     the  status  of  such   Subordinate  Debt  as
                     Lender  shall  from  time to time  reasonably
                     request,  such  document to be in the form of
                     the subordination  agreement  attached hereto
                     as  Appendix 1.  Borrower  shall bear any and
                     all  expenses  necessary in  connection  with
                     its  compliance  with the  provisions of this
                     subsection    (d),     including,     without
                     limitation, reasonable attorneys' fees.

II. Section 37 is modified by deleting: "; provided, however, that in the event of a Transfer, any or some or all of the Modifications to Instrument set forth in Exhibit B (if any) may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee". Except for Section JJ below and except for the definitions of the terms used in Section JJ and not defined therein, the modifications set forth in this Exhibit B shall be null and void unless title to the Mortgaged Property is vested in an entity whose controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP.

JJ.   Section 49 AIMCO- Held Subordinate Debt is added as follows:

            49 AIMCO-HELD SUBORDINATE DEBT. In connection with a Transfer of the Mortgaged Property which has been consented to by Lender pursuant to
            Section 21(c), and provided that no Change of Control of Borrower has occurred prior to such Transfer, the proposed transferee (the "New Borrower") may incur indebtedness, other than the Indebtedness and such other indebtedness as is permitted under the terms of this Instrument, secured by a lien upon the Mortgaged Property, provided each of the following terms and conditions are satisfied:

                  (a) any  such  indebtedness  ("AIMCO-Held  Subordinate  Debt")
            shall be incurred by the New Borrower solely in connection with its purchase of the Mortgaged Property;

                  (b) The AIMCO-Held Subordinate Debt (and any and all documents evidencing such Subordinate Debt) shall be and remain held by and in favor of an AIMCO Subordinate Lender;

                  (c)  on the  date  of  the  Transfer,  Lender  and  the  AIMCO
            Subordinate Lender shall execute and record among the applicable land records a subordination agreement in the form of the subordination agreement attached hereto as Appendix 1, or at Lender's option in substantially the form of any subordination agreement which may have been entered into by and between Lender (or predecessor to Lender's interest hereunder) and any entity in which AIMCO REIT or AIMCO OP holds Controlling Interest(s), whether directly or indirectly, prior to the Transfer and whether or not in connection with the Mortgaged Property, with such modifications as Lender reasonably requires; provided, however, that (i) the AIMCO Subordinate Lender shall have the right to further sell or otherwise transfer the AIMCO-Held Subordinate Debt to AIMCO REIT, AIMCO OP or any entity in which AIMCO REIT or AIMCO OP holds Controlling
            Interest(s), whether directly or indirectly, and (ii) the AIMCO Subordinate Lender shall have the right, without Lender's consent, to accept a Transfer of title to the Mortgaged Property from Borrower by (A) deed in lieu of foreclosure or (B) a foreclosure which results in AIMCO Subordinate Lender or an entity in which AIMCO REIT or AIMCO OP hold Controlling Interest(s), directly or indirectly, holding title to the Mortgaged Property, in satisfaction of the AIMCO-Held Subordinate Debt, and such Transfer shall not constitute an Event of Default under this Instrument. As a prerequisite to foreclosure in satisfaction of the AIMCO-Hold Subordinate Debt, AIMCO Subordinate Lender shall provide Lender with thirty (30) days prior written notice of the commencement of such foreclosure. Lender shall acknowledge its receipt of such notice in writing within ten (10) business days, and with such acknowledgement shall provide an estimate of the reasonable fees and expenses it expects to incur in connection with the foreclosure. AIMCO Subordinate Lender shall deposit such estimated sum in escrow with Lender or a representative designated by Lender. Promptly upon the conclusion of the foreclosure, any excess sums not expended shall be returned to AIMCO Subordinate Lender or AIMCO Subordinate Lender shall pay to Lender the amount by which the Lender's actual reasonable expenditures exceed the deposited sum.

                  (d) the combined debt service  coverage  ratio with respect to the Mortgaged Property after the proposed AIMCO-Held Subordinate Debt is incurred will equal at least a ratio of 1.10:1, as determined by Lender in its reasonable discretion (if the AIMCO-Held Subordinate Debt requires a balloon payment, such payment cannot be due prior to the Maturity Date of the Note.); and Lender has advised the Borrower and New Borrower in writing of such determination prior to the Transfer;

                  (e) the principal amount of the AIMCO-Held  Subordinate  Debt, together with the Indebtedness and all other Subordinate Debt then encumbering the Mortgaged Property, shall not exceed 85% of the value of the Mortgaged Property at the time the Borrower incurs the proposed AIMCO-Held Subordinate Debt, as determined by Lender in its sole discretion; and Lender has advised the Borrower and New Borrower in writing of such determination prior to the Transfer;

                  (f) (i) not less than 40 days prior to the  Transfer,  the New
            Borrower must have submitted to Lender or, if Lender is then Freddie Mac, to a party designated by Freddie Mac (the "Designated Seller"), a complete and accurate application, together with all required supporting documentation including a written term sheet specifying all of the terms of the proposed AIMCO-Held Subordinate Debt, for a subordinate mortgage loan in the principal amount of the proposed AIMCO-Held Subordinate Debt (the "Subordinate Loan"); and (ii) 10 days prior to the Transfer, Lender or the Designated Seller must have failed to issue to the proposed transferee a written commitment to provide the Subordinate Loan at an interest rate and upon terms at least as favorable to the proposed transferee as those of the proposed AIMCO-Held Subordinate Debt (and if such commitment is issued, Lender or the Designated Seller shall provide financing to the New Borrower in the amount of the proposed AIMCO-Held Subordinate Loan); and

                  (g) Borrower has paid all costs and expenses incurred by Lender in connection with the AIMCO-Held Subordinate Debt, including, without limitation, a review fee equal to 0.1% of the outstanding principal balance of the Loan and reasonable attorneys' fees.

      Notwithstanding anything in this Instrument which may be deemed to be to the contrary, (i) AIMCO Subordinate Lender shall have the right to sell or otherwise transfer the AIMCO-Held Subordinate Debt to AIMCO REIT, AIMCO OP or any entity in which AIMCO REIT or AIMCO OP holds Controlling Interest(s), whether directly or indirectly, and (ii) shall have the right, without Lender's consent, to accept a Transfer of title to the Mortgaged Property from Borrower by deed-in-lieu of foreclosure or a foreclosure which results in AIMCO Subordinate Lender or an entity in which AIMCO REIT or AIMCO OP hold Controlling Interest(s), directly or indirectly, holding title to the Mortgaged Property, as more specifically set forth above. Such Transfer shall not constitute an Event of Default under this Instrument, and this entire Exhibit B shall automatically be reinstated in its entirety including and without limitation, Sections HH and JJ.


Part of 05/02 Aimco Template - Last revised 12/01

                       APPENDIX 1 TO SECURITY INSTRUMENT

                   SUBORDINATION AND INTERCREDITOR AGREEMENT

THIS SUBORDINATION AND INTERCREDITOR AGREEMENT ("Agreement") made as of the day of , , by and between , a , having an office at (hereinafter referred to as the "Subordinate Mortgagee") and , a having an office at (hereinafter referred to as the "Senior Mortgagee").

                                  WITNESSETH:

WHEREAS, the Senior Mortgagee is the owner and holder of that certain mortgage described on Exhibit A attached hereto (said mortgage, and any extensions, modifications, substitutions and consolidations thereof, being hereinafter referred to as the "Senior Mortgage"), covering the estate of (the "Borrower") in certain premises located in the County of and State of , as more particularly described on Exhibit B attached hereto and made a part hereof, together with all improvements located thereon (collectively, the "Mortgaged Property"), and the note secured thereby (said note, and any extensions, modifications or substitutions thereof, being hereinafter referred to as the "Senior Note"), evidencing and securing, a certain loan made by the Senior Mortgagee to the Borrower (the "Senior Loan"); and

      WHEREAS, the Borrower is about to execute and deliver to the Subordinate Mortgagee (i) a note (said note, and any extensions, modifications or substitutions thereof, being hereinafter referred to as the "Subordinate Note") in the principal sum of Dollars ($ ); (ii) a subordinate mortgage (said mortgage, and any extensions, modifications, substitutions and consolidations thereof, being hereinafter referred to as the "Subordinate Mortgage") securing said Subordinate Note; and (iii) a collateral assignment of leases and rents covering the Mortgaged Property, evidencing and securing a certain subordinate loan to be made by the Subordinate Mortgagee to the Borrower (the "Subordinate Loan"); and

      WHEREAS,   the   Subordinate   Mortgage   is  intended  to  be  recorded
immediately  prior to this  Agreement  in the  office of  ___________  County,
State of                          ; and

      WHEREAS, the Senior Mortgagee is unwilling to allow the Borrower to further encumber the Mortgaged Property with the Subordinate Mortgage unless the Subordinate Mortgage is subordinated to the Senior Mortgage in the manner hereinafter set forth;

      NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, the Subordinate Mortgagee and the Senior Mortgagee hereby agree as follows:

            (1) The Subordinate Mortgage, any other document evidencing, securing or guaranteeing the indebtedness secured by the Subordinate Mortgage or otherwise executed in connection with the Subordinate Mortgage (collectively, together with any extensions, refinancing, modifications, substitutions or consolidations thereof, being hereinafter collectively referred to as the "Subordinate Loan Documents") and all advances made thereunder are hereby, and shall continue to be, subject and subordinate in lien and in payment to the lien and payment of the Senior Mortgage and any other document evidencing, securing or guaranteeing, the indebtedness secured by the Senior Mortgage or otherwise executed in connection with the Senior Mortgage (collectively, together with any extensions, refinancing, modifications, substitutions or consolidations thereof, being hereinafter collectively referred to as the "Senior Loan Documents") and all advances made thereunder without regard to the application of such advances, together with all interest, prepayment premiums and all other sums due under the Senior Loan Documents. All of the terms, covenants and conditions of the Subordinate Mortgage and the Subordinate Loan Documents are hereby, and shall continue to be, subordinate to all of the terms, covenants and conditions of the Senior Mortgage and the Senior Loan Documents. The foregoing shall apply, notwithstanding the availability of other collateral to the Senior Mortgagee or the actual date and time of execution, delivery, recordation, filing or perfection of the Senior Mortgage or the Subordinate Mortgage, or the lien or priority of payment thereof, and notwithstanding the fact that the Senior Loan or any claim for the Senior Loan is subordinated, avoided or disallowed, in whole or in part, under Title 11 of the United States Code (the "Bankruptcy Code") or other applicable federal or state law. In the event of a proceeding, whether voluntary or involuntary, for insolvency, liquidation, reorganization, dissolution, bankruptcy or other similar proceeding pursuant to the Bankruptcy Code or other applicable federal or state law, the Senior Loan shall include all interest accrued on the Senior Loan, in accordance with and at the rates specified in the Senior Loan Documents, both for periods before and for periods after the commencement of any of such proceedings, even if the claim for such interest is not allowed pursuant to applicable law.

            (2) In addition, without limiting the foregoing, the Subordinate Mortgagee agrees that all rights of the Subordinate Mortgagee under the Subordinate Mortgage or under the Subordinate Loan Documents in and to the Mortgaged Property and the proceeds thereof including assignments of leases and rents, issues and profits and the rights with respect to insurance proceeds and condemnation awards) shall be expressly subject and subordinate:

                  (a) to the rights of the Senior Mortgagee in and to the Mortgaged Property and the proceeds thereof (including assignments of leases and rents, issues and profits and rights with respect to insurance proceeds and condemnation awards) on the terms set forth in the Senior Mortgage and the Senior Loan Documents; and

                  (b) to any and all advances made and other  expenses  incurred under, and as permitted in, the Senior Mortgage and the Senior Loan Documents.

            (3) The Subordinate  Mortgagee  hereby  represents and warrants that
(a) it is now the owner and holder of the Subordinate Mortgage; (b) the Subordinate Mortgage is now in full force and effect; (c) the Subordinate Mortgage has not been modified or amended; (d) the Borrower is not in default in the observance and/or performance of any of the obligations thereunder required to be observed and performed by the Borrower; (e) no event has occurred, which, with the passing of time or the giving of notice or both would constitute a default thereunder; (f) all payments due thereon to and including the date hereof, have been paid in full; (g) the principal balance of the Subordinate Mortgage is as set forth on Exhibit C hereto; (h) interest on the principal balance shall be calculated at the annual rate of interest as set forth on Exhibit C hereto; (i) no scheduled monthly payments under the Subordinate Note have been prepaid; and (j) any rights of the Subordinate Mortgagee in and to the lien, estate or other interest in the Mortgaged Property are not subject to the rights of any third parties by way of subrogation, indemnification or otherwise.

            (4) The Subordinate Mortgagee hereby agrees that so long as any sum shall remain outstanding on the Senior Loan Documents:

                  (a) The Subordinate Mortgagee shall simultaneously send to the
            Senior Mortgagee due notice of all defaults under the Subordinate Loan Documents as well as copies of all notices required to be delivered to the Borrower under the Subordinate Loan Documents. Notice under the Subordinate Mortgage shall not be deemed effective until such notice has been received by the Senior Mortgagee. The Senior Mortgagee shall have the right, but shall not have any obligation whatsoever, to cure any such default within ten (10) days after the expiration of the applicable grace period permitted to the Borrower under the Subordinate Loan Documents.

                  (b) The  Subordinate  Mortgagee  shall not,  without the prior written consent of the Senior Mortgagee take any Enforcement Action (hereinafter defined). For the purposes of this Agreement, the term "Enforcement Action" shall mean with respect to the Subordinate Loan Documents, the acceleration of all or any part of the indebtedness secured by the Subordinate Loan Documents, any foreclosure proceedings, the exercise of any power of sale, the acceptance by the holder of the Subordinate Mortgage of a deed or assignment in lieu of foreclosure, the obtaining of a receiver, the seeking of default interest, the taking of possession or control of the Mortgaged Property, the suing on the Subordinate Note or any guaranty or other obligation contained in the Subordinate Loan Documents, the exercising of any banker's lien or rights of set-off or recoupment, the commencement of any bankruptcy, reorganization or insolvency proceedings against the Mortgagor under any federal or state law, or the taking of any other enforcement action against the Mortgaged Property;

                  (c) In  the  event  (i)  the  Senior  Loan  becomes  due or is declared due and payable prior to its stated maturity, (ii) the Subordinate Mortgagee receives any prepayment of principal or interest, in part or in whole, under the Subordinate Mortgage contrary to the terms of the Subordinate Loan Documents, (iii) Borrower is in default under the Senior Loan Documents, or (iv) any payment, distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, by or on behalf of Borrower, or of all or any part of the property, assets or business of the Borrower or the proceeds thereof, in whatever form, is made to any creditor or creditors of the Borrower or to any holder of indebtedness of the Borrower by reason of or in connection with any liquidation, dissolution or other winding up of the Borrower or its business, or any receivership or custodianship for the Borrower of all or substantially all of its property, or any insolvency or bankruptcy proceedings or composition or restructuring of any debts of Borrower or assignment for the benefit of creditors or any proceeding by or against the Borrower for any relief under any bankruptcy, reorganization or insolvency law or laws, federal or state, or any law, federal or state, relating to the relief of debtors, readjustment of indebtedness, reorganization, composition or extension, then, and in any such event, any payment or distribution of any kind or character, whether in cash, property or securities which shall be payable or deliverable with respect to any or all of the Subordinate Loan shall be paid forthwith or delivered directly to the Senior Mortgagee for application to the payment of the Senior Loan to the extent necessary to make payment in full of all sums due under the Senior Loan remaining unpaid after giving effect to any concurrent payment or distribution to the Senior Mortgagee or, received by the Subordinate Mortgagee, shall be held in trust by the Subordinate Mortgagee, for the benefit of the Senior Mortgagee. In any such event, the Senior Mortgagee may, but shall not be obligated to, demand, claim and collect any such payment or distribution that would, but for these subordination provisions, be payable or deliverable with respect to the Subordinate Loan. Subordinate Mortgagee hereby grants to Senior Mortgagee an irrevocable power of attorney coupled with an interest for the purpose of exercising any and all rights and remedies available to Senior Mortgagee pursuant to this Paragraph 4(c). In the event of the occurrence of (i), (ii) or (iii) above and until the Senior Loan shall have been fully paid and satisfied and all of the obligations of the Borrower to the Senior Mortgagee have been performed in full, no payment shall be made to or accepted by the Subordinate Mortgagee in respect of the Subordinate Loan;

                  (d) No tenant under any lease of any portion of the  Mortgaged
            Property will be made a party defendant in any foreclosure of the Subordinate Mortgage nor will any Enforcement Action or any other action be taken that would terminate any leases or other rights held by or granted to or by third parties with respect to the Mortgaged Property;

                  (e) (i) If, after the consent  required  under  paragraph 4(b)
            above has been obtained, any action or proceeding shall be brought to foreclose the Subordinate Mortgage or commence any other Enforcement Action, no portion of the rents, issues and profits of the Mortgaged Property shall be collected except through a receiver appointed by the court in which such foreclosure action or proceeding is brought, after due notice of the application for the appointment of such receiver shall have been given to the Senior Mortgagee and the rents, issues and profits so collected by such receiver shall be applied first to the payment of maintenance of taxes and insurance on the Mortgaged Property, and then to the payment of principal and interest due and owing on the Senior Mortgage prior to the payment, if any, of any principal or interest due and owing on the Subordinate Mortgage; (ii) if during the pendency of any such foreclosure action or proceeding, an action or proceeding shall be brought by the Senior Mortgagee for the foreclosure of the Senior Mortgage and an application is made by the Senior Mortgagee for an extension of such receivership for the benefit of the Senior Mortgagee, all such rents, issues and profits held by such receiver as of the date of such application shall be applied by the receiver solely for the benefit of the Senior Mortgagee, and the Subordinate Mortgagee shall not be entitled to any portion thereof until all sums due and owing pursuant to the Senior Mortgage have been paid in full and applied as aforesaid;
            (iii) notice of the announcement of any foreclosure of the Subordinate Mortgage shall be given to the Senior Mortgagee and true copies of all notices thereof and papers served or entered in such action shall be delivered to the Senior Mortgagee;

                  (f) In the event the Senior  Mortgagee shall release,  for the purposes of restoration of all or any part of the improvements on or within the Mortgaged Property, its right, title and interest in and to the proceeds under policies of insurance thereon, and/or its right, title and interest in and to any awards, or its right, title and interest in and to other compensation made for any damages, losses or compensation for other rights by reason of a taking in eminent domain, the Subordinate Mortgagee shall release for such purpose all of its right, title and interest, if any, in and to all such insurance proceeds, awards or compensation and the Subordinate Mortgagee agrees that the balance of such proceeds remaining shall be applied to the reduction of principal under the Senior Mortgage, and if the Senior Mortgagee holds such proceeds, awards or compensation and/or monitors the disbursement thereof, the Subordinate Mortgagee agrees that the Senior Mortgagee shall also hold and monitor the disbursement of such proceeds, awards and compensation to which the Subordinate Mortgagee is entitled. Nothing contained in this Agreement shall be deemed to require the Senior Mortgagee, in any way whatsoever, to act for or on behalf of the Subordinate Mortgagee or to hold or monitor any proceeds, awards or compensation in trust for or on behalf of the Subordinate Mortgagee, and all or any of such sums so held or monitored may be commingled with any funds of the Senior Mortgagee;

                  (g) If the Subordinate Mortgagee shall acquire by indemnification, subordination or otherwise, any lien, estate, right or other interest in the Mortgaged Property, that lien, estate, right or other interest shall be subordinate to the Senior Mortgage as provided herein, and the Subordinate Mortgagee hereby waives any and all rights it may acquire by subrogation or otherwise to the lien of the Senior Mortgage or any portion thereof;

                  (h) The Subordinate Mortgagee shall not pledge, assign, hypothecate, transfer, convey or sell the Subordinate Loan or any interest in the Subordinate Loan or modify, waive or amend any of the terms or provisions of the Subordinate Mortgage, without the prior written consent of the Senior Mortgagee; provided, however, that the Subordinate Mortgagee may modify, amend and/or waive any provision of the Subordinate Loan Documents without the consent or approval of the Senior Mortgagee if, following such modification, amendment and/or waiver, the Subordinate Loan Documents comply with the terms and provisions of Subparagraph (c) of the Section of the Senior Mortgage entitled "Subordinate Debt";

                  (i) As to all leases now or  hereafter  in effect with respect to the Mortgaged Property, the Subordinate Mortgagee agrees to approve all leases which are approved by the Senior Mortgagee. The Subordinate Mortgagee shall also enter into recognition and non-disturbance agreements with any tenants to whom the Senior
            Mortgagee has granted recognition and non-disturbance, on the same terms and conditions given by the Senior Mortgagee;

                  (j) The Subordinate Mortgagee hereby expressly consents to and authorizes, at the option of the Senior Mortgagee, the release of all or any portion of the Mortgaged Property from the lien of the Senior Mortgage, and hereby waives any equitable right in respect of marshalling it might have, in connection with any release of all or any portion of the Mortgaged Property by the Senior Mortgagee under the Senior Mortgage, to require the separate sales of any portion of the Mortgaged Property or to require the Senior Mortgagee to exhaust its remedies against any portion of the Mortgaged Property, or any combination of the portions of the Mortgaged Property or any other collateral, or to require the Senior Mortgagee to proceed against any portion of the Mortgaged Property or combination of the portions of the Mortgaged Property or any other collateral, before proceeding against any other portion of the Mortgaged Property or combination of the portions of the Mortgaged Property, and further, in the event of any foreclosure, the Subordinate Mortgagee hereby expressly consents to and authorizes, at the option of the Senior Mortgagee, the sale, either separately or together, of all or any portion of the Mortgaged Property;

                  (k) The Subordinate  Mortgagee shall not collect  payments for the purpose of escrowing taxes, assessments or other charges imposed on the Mortgaged Property or insurance premiums due on the insurance policies required under the Senior Mortgage or the Subordinate Mortgage if the Senior Mortgagee is collecting payments for such purposes, however, the Subordinate Mortgagee may collect payments for such purposes if the Senior Mortgagee is not collecting the same, provided such payments shall be held in trust by the Subordinate Mortgagee to be applied only for such purposes;

                  (l) After  request by the Senior  Mortgagee,  the  Subordinate
            Mortgagee shall within ten (10) days furnish the Senior Mortgagee with a statement, duly acknowledged and certified setting forth the original principal amount of the Subordinate Note, the unpaid principal balance, all accrued but unpaid interest and any other sums due and owing thereunder, the rate of interest, the monthly payments and that there exists no defaults under the Subordinate Loan Documents;

                  (m) In any case  commenced  by or against  the  Borrower  or a general partner of Borrower under Chapter 11 of the Bankruptcy Code or any similar provision thereof or any similar federal or state statute (a "Reorganization Proceeding"), the Senior Mortgagee shall have the exclusive right to exercise any voting rights in respect of the Senior Mortgagee and the other Senior Loan Documents, and the Subordinate Mortgagee shall have the exclusive right to exercise any voting rights in respect of its claims against the Borrower or a general partner of the Borrower;

                  (n) In  any  Reorganization  Proceeding  with  respect  to the
            Borrower or any general partner of the Borrower, upon any payment or distribution (whether in cash, property, securities, or otherwise) to creditors of the Borrower or any such general partner, (i) the indebtedness under the Senior Loan Documents shall first be paid in full in cash before the Subordinate Mortgagee shall be entitled to receive any payment or other distribution on or in respect of indebtedness under the Subordinate Loan Documents, and (ii) until all indebtedness under the Senior Loan Documents is paid in full in cash, any payment or distribution to which the Subordinate Mortgagee would be entitled but for this Subordination and Intercreditor Agreement (whether in cash, property, securities or otherwise) shall be made to the Senior Mortgagee.

                  (o) In  any  Reorganization  Proceeding  with  respect  to the
            Borrower or any general partner of the Borrower, (i) the Subordinate Mortgagee shall file a proof of claim in respect of its claims against the Borrower or any general partner of the Borrower and shall send to the Senior Mortgagee a copy thereof together with evidence of the filing with the appropriate court or other authority, (ii) if the Subordinate Mortgagee should fail to file such proof of claim by the tenth (10th) business day before the last day for filing of proofs of claim, or if the Senior Mortgagee reasonably believes that the proof of claim so filed is less than the proper amount thereof, then the Senior Mortgagee may file such proof of claim, or corrected proof of claim, on behalf of the Subordinate Mortgagee, and (iii) if objection is made to the allowance of any claim of the Subordinate Mortgagee, the Senior Mortgagee shall have the right to intervene and fully participate in such proceedings and if such rights are denied and the Subordinate Mortgagee fails to defend such claim, then the Senior Mortgagee may defend such claim in the name of the Subordinate Mortgagee and Subordinate Mortgagee grants to Senior Mortgagee an irrevocable power of attorney coupled with an interest for the purpose of exercising any and all rights and remedies available to Senior Mortgagee at law and in equity, including without limitation such rights and remedies available to Senior Mortgagee pursuant to this Paragraph 4; and

                  (p) To the extent any payment under the Senior Loan  Documents
            (whether by or on behalf of the Borrower, as proceeds of security or enforcement of any right of set-off or otherwise) is for any reason repaid or returned to the Borrower or its insolvent estate, or avoided, set aside or required to be paid to the Borrower, a trustee, receiver or other similar party under any bankruptcy, insolvency, receivership or similar law, then the Senior Loan or part thereof originally intended to be satisfied shall be deemed to be reinstated and outstanding to the extent of any repayment, return, or other action as if such payment had not occurred.

            (5) The Senior Mortgagee hereby consents to the placing of the Subordinate Mortgage on the Mortgaged Property subject to the terms of this Agreement. This consent is limited to the Subordinate Mortgage described above and shall not be deemed to (a) be a consent to any future encumbrances or to any modification, renewal, extension or increase of the Subordinate Mortgage, (b) be a waiver of the limitation on further encumbrances contained in the Senior Mortgage, (c) be a consent to or waiver of any other term or condition of the Senior Mortgage, or (d) prejudice any right or rights which the Senior Mortgagee may now or in the future have under or in connection with the Senior Mortgage.

            (6) The Senior Mortgagee and the Subordinate Mortgagee shall cooperate fully with each other in order to promptly and fully carry out the terms and provisions of this Agreement. Each party hereto shall from time to time execute and deliver such other agreements, documents or instruments and take such other actions as may be reasonably necessary or desirable to effectuate the terms of this Agreement.

            (7) No failure or delay on the part of any party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder.

            (8) Each party hereto acknowledges that to the extent that no adequate remedy at law exists for breach of its obligations under this Agreement, in the event either party fails to comply with its obligations hereunder, the other party shall have the right to obtain specific performance of the obligations of such defaulting party, injunctive relief or such other equitable relief as may be available.

            (9) Any notice to be given under this Agreement shall be in writing and shall be deemed to be given when received by the party to whom it is addressed. Notices shall be in writing and sent by registered mail, hand delivery or by special courier (in each case, return receipt requested). Notices to the other party hereto shall be sent to the address first set forth herein or such other address or addressees as shall be designated by such party in a written notice to the other parties.

            (10) In the event of any  conflict  between the  provisions  of this
Agreement  and  the  provisions  of  the  Subordinate   Mortgage  or  the  other
Subordinate Loan Documents, the provisions of this Agreement shall prevail.

            (11) No person, including, without limitation, Borrower, other than the parties hereto and their successors and assigns as holders of the Senior Mortgage and the Subordinate Mortgagee shall have any rights under this Agreement.

            (12) This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

            (13) No amendment, supplement, modification, waiver or termination of this Agreement shall be effective against a party against whom the enforcement of such amendment, supplement, modification, waiver or termination would be asserted, unless such amendment, supplement, modification, waiver or termination was made in a writing signed by such party.

            (14) In case any one or more of the provisions contained in this Agreement, or any application thereof, shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein, and. any other application thereof, shall not in any way be affected or impaired thereby.

            (15) This Agreement shall be construed in accordance with and governed by the laws of the state where the Mortgaged Property is located.

            (16) This Agreement shall bind and inure to the benefit of the Senior Mortgagee and the Subordinate Mortgagee and their respective successors, permitted transferees and assigns.


      IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first above written.

      [ADD SIGNATURES, ACKNOWLEDGMENTS AND EXHIBITS]