Form 10QSB
period 2002-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2002-11-13
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002

Assets
   Cash and cash equivalents                                                 $   696
   Receivables and deposits                                                      359
   Restricted escrows                                                            908
   Other assets                                                                  450
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   53,338
                                                                56,097
      Less accumulated depreciation                            (33,153)       22,944
                                                                            $ 25,357

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                           $ 79
   Tenant security deposit liabilities                                           224
   Accrued property taxes                                                        491
   Other liabilities                                                             644
   Mortgage notes payable                                                     20,492

Partners' Capital
   General partners                                             $ 113
   Limited partners (49,995 units issued and
      outstanding)                                               3,314         3,427
                                                                            $ 25,357

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                          2002          2001         2002          2001
Revenues:
  Rental income                          $ 2,407      $ 2,347       $ 7,016       $ 6,980
  Other income                               212          213           689           579
  Casualty gain (Note E)                      --           --           140            20
      Total revenues                       2,619        2,560         7,845         7,579

Expenses:
  Operating                                1,024        1,102         3,043         3,417
  General and administrative                 100          105           304           300
  Depreciation                               535          512         1,629         1,550
  Interest                                   429          448         1,228         1,241
  Property taxes                             164          163           496           506
  Loss on early extinguishment of
    debt (Note D)                             --           --            27            --
      Total expenses                       2,252        2,330         6,727         7,014

Net income                                $ 367        $ 230        $ 1,118        $ 565

Net income allocated to general
  partners (1%)                            $ 4          $ 3          $ 11           $ 6
Net income allocated to limited
  partners (99%)                             363          227         1,107           559

                                          $ 367        $ 230        $ 1,118        $ 565

Net income per limited partnership
  unit                                   $ 7.26        $ 4.54       $ 22.14       $ 11.18

Distributions per limited
  partnership unit                       $ 13.86       $ 5.26       $ 87.65       $ 18.58

                See Accompanying Notes to Consolidated Financial Statements


                                   SHELTER PROPERTIES IV
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         50,000          $ 2        $50,000    $50,002

Partners' capital at
   December 31, 2001                   49,995         $ 109       $ 6,589    $ 6,698

Distributions to partners                  --             (7)      (4,382)    (4,389)

Net income for the nine months
   ended September 30, 2002                --             11        1,107      1,118

Partners' capital at
   September 30, 2002                  49,995         $ 113       $ 3,314    $ 3,427

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                    $ 1,118       $ 565
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Loss on early extinguishment of debt                            27           --
     Depreciation                                                 1,629        1,550
     Amortization of discounts and loan costs                       176          201
     Casualty gain                                                 (140)         (20)
     Change in accounts:
      Receivables and deposits                                     (180)          23
      Other assets                                                 (123)        (105)
      Accounts payable                                             (199)         (12)
      Tenant security deposit liabilities                            (1)           7
      Accrued property taxes                                        297          313
      Other liabilities                                             275         (246)
         Net cash provided by operating activities                2,879        2,276

Cash flows from investing activities:
  Property improvements and replacements                         (1,540)      (1,723)
  Net insurance proceeds received                                   208           28
  Net withdrawals from (deposits to) restricted escrows             339         (526)
         Net cash used in investing activities                     (993)      (2,221)

Cash flows from financing activities:
  Proceeds from mortgage note payable                             8,450           --
  Repayment of mortgage notes payable                            (4,963)          --
  Loan costs paid                                                  (214)          --
  Advances from affiliate                                            95           --
  Repayment of advances from affiliate                              (95)          --
  Distributions to partners                                      (4,389)        (929)
  Payments on mortgage notes payable                               (591)        (618)
         Net cash used in financing activities                   (1,707)      (1,547)

Net increase (decrease) in cash and cash equivalents                179       (1,492)
Cash and cash equivalents at beginning of period                    517        2,042
Cash and cash equivalents at end of period                       $ 696        $ 550

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,020      $ 1,011

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

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                 For the Nine Months Ended
                                                       September 30,
                                                   2002             2001
                                                       (in thousands)
Net cash provided by operating activities         $ 2,879          $ 2,276
Payments on mortgage notes payable                   (591)            (618)
Property improvements and replacements             (1,540)          (1,723)
Change in restricted escrows, net                     339             (526)
Changes in reserves for net operating
 liabilities                                         (69)              20
(Additional) release of reserves                   (1,018)             571

Net cash from operations                             $ --             $ --

The Corporate General Partner reserved net cash from operations of approximately $1,018,000 at September 30, 2002 to fund continuing capital improvements and repairs at the Partnership's two investment properties.

The Corporate General Partner released previously reserved cash of approximately $571,000 during the nine months ended September 30, 2001.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $391,000 and $381,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $407,000 and $470,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $156,000 and $218,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based upon a percentage of current year additions to the investment properties.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Corporate General Partner approximately $85,000 during the nine months ended September 30, 2002 for loan costs which are capitalized and included with other assets on the consolidated balance sheets. This loan cost was associated with the refinancing of Quail Run Apartments (see "Note D").

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to assist in paying property taxes at Quail Run Apartments. During the nine months ended September 30, 2002, the Partnership received advances of approximately $95,000 and made principal payments of approximately $95,000. Interest is charged at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2002.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing and Related Loss

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 at September 30, 2002.

Note E - Casualty Events

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the nine months ended September 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the nine months ended September 30, 2002 as a result of the insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Baymeadows Apartments
         Jacksonville, Florida                         96%            96%

       Quail Run Apartments
         Columbia, South Carolina                      92%            94%

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2002 was approximately $367,000 and $1,118,000, respectively, compared to net income of approximately $230,000 and $565,000 for the three and nine months ended September 30, 2001, respectively. The increase in net income for both the three and nine months ended September 30, 2002 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three months ended September 30, 2002 is due to an increase in rental rates at Baymeadows Apartments. The increase in total revenues for the nine months ended September 30, 2002 is due to an increase in other income and casualty gains. Other income increased due to an increase in utility reimbursements at Baymeadows Apartments partially offset by a decrease in interest income. The decrease in interest income is a result of lower cash balances in interest bearing accounts.

The casualty gain recognized in 2002 is a result of a November 2001 fire at Baymeadows Apartments which resulted in damages of $278,000. Insurance proceeds of $208,000 were received during the nine months ended September 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the nine months ended September 30, 2002 as a result of the insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000. The casualty gain recognized in 2001 is a result of a September 1999 fire at Quail Run Apartments. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and write-off of the net book value of the destroyed assets of approximately $8,000.

The decrease in total expenses for the three months ended September 30, 2002 is due to a decrease in operating expense partially offset by an increase in depreciation expense. The decrease in total expenses for the nine months ended September 30, 2002 is due to a decrease in operating expense, partially offset by increases in depreciation expense and the recognition of a loss on the early extinguishment of debt as a result of the refinancing of the mortgages encumbering Quail Run Apartments (as discussed below). Operating expense decreased primarily due to decreases in utilities, maintenance, corporate housing, and payroll related expenses at both of the Partnership's investment properties. Depreciation expense increased as a result of property improvements and replacements being placed into service at both properties during the past twelve months.

Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $696,000, compared to approximately $550,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $179,000 for the nine months ended September 30, 2002, from the Partnership's calendar year end, is due to approximately $2,879,000 of cash provided by operating activities, partially offset by approximately $1,707,000 of cash used in financing activities and approximately $993,000 of cash used in investing activities. Cash used in financing activities consisted primarily of the repayment of the mortgages encumbering Quail Run Apartments, distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid and the repayment of advances from an affiliate of the Corporate General Partner, partially offset by proceeds from the mortgage note payable and advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender and net insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Baymeadows Apartments: The Partnership has budgeted, but is not limited to, approximately $1,485,000 in capital improvements at Baymeadows Apartments for 2002 consisting primarily of roof replacement, structural improvements, major landscaping, light fixtures, parking lot improvements, plumbing, recreational facility upgrades, wall coverings, signage, air conditioning and electrical upgrades and cabinet, appliance and floor covering replacements. As of September 30, 2002 the Partnership has spent approximately $1,441,000 (including nonbudgeted additions due to a casualty) consisting primarily of roof replacements, plumbing and electrical upgrades, cabinet replacements, floor covering replacements, structural improvements, recreational facility upgrades, air conditioning upgrades, and construction related to the 2001 casualties. These improvements were funded from insurance proceeds and operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: The Partnership has budgeted, but is not limited to, approximately $132,000 in capital improvements at Quail Run Apartments for 2002 consisting primarily of air conditioning upgrades and appliance and floor covering replacements. As of September 30, 2002 the Partnership has spent approximately $99,000 consisting primarily of floor covering, appliance and air conditioning replacements and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 at September 30, 2002.

The mortgage indebtedness at Baymeadows Apartments of approximately $12,075,000, net of discount, is amortized over 257 months with a balloon payment of approximately $12,048,000 due on November 15, 2002. The Partnership expects that the refinancing of the debt encumbering Baymeadows Apartments will be completed on November 15, 2002. If the property cannot be refinanced, the Registrant will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):

                       Nine Months      Per Limited      Nine Months      Per Limited
                          Ended         Partnership         Ended         Partnership
                   September 30, 2002      Unit      September 30, 2001      Unit

Operations                $ 698           $13.82            $ --             $ --
Sale (1)                    424             8.48              929            18.58
Refinancing (2)           3,267            65.35               --               --
                         $4,389           $87.65            $ 929           $18.58

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2)   From the refinancing of the debt encumbering  Quail Run Apartments in June
      2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners for the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Baymeadows Apartments is less than $400 per apartment unit at such property or a total of approximately $362,000. As of September 30, 2002, the reserve account was fully funded with approximately $907,000 on deposit with the mortgage lender.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,191 limited partnership units (the "Units") in the Partnership representing 68.39% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.39% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                    Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                              SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    IV Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                              /s/   Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/   Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.