Form 10KSB
period 2002-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2003-03-31
CIK 702174

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]   Annual  Report  Under  Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $10,489,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1982 and 1983, during its acquisition phase, the Partnership acquired five existing apartment properties. The Partnership continues to own and operate two of these properties. See "Item 2. Description of Properties".

Commencing June 8, 1982, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 49,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner.

The offering terminated on December 15, 1982. Upon termination of the offering, the Partnership had accepted subscriptions for 50,000 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $50,000,000. The Partnership invested approximately $38,000,000 of such proceeds in five existing apartment properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.


Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, they own an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                     Date of
             Property               Purchase     Type of Ownership     Use

Baymeadows Apartments               9/30/82   Fee ownership subject    Apartment
  Jacksonville, Florida                       to first and second      904 units
                                              mortgages

Quail Run Apartments                1/03/83   Fee ownership subject    Apartment
  Columbia, South Carolina                    to first and second      332 units
                                              mortgages (1)

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                         Carrying   Accumulated   Depreciable                Federal
        Property           Value    Depreciation   Life-Years   Method      Tax Basis
                              (in thousands)                             (in thousands)

Baymeadows Apartments     $41,827     $24,766         5-36        S/L        $ 9,250

Quail Run Apartments       14,671       8,945         5-34        S/L          1,986

         Total            $56,498     $33,711                                $11,236

See "Note A - Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                         Principal                                          Principal
                        Balance At      Stated                               Balance
                       December 31,    Interest     Period     Maturity      Due At
      Property             2002          Rate     Amortized      Date     Maturity (1)
                      (in thousands)                                     (in thousands)
Baymeadows
 1st mortgage             $25,705        (2)        60 mo.     9/16/07       $22,714

Quail Run
  1st mortgage              8,367       6.94%      240 mo.     07/01/22           --
Total                     $34,072                                            $22,714

(1) See "Item 7, Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

(2) The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points.

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, which is included in interest expense in the consolidated statement of operations at December 31, 2002 due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $204,000 at December 31, 2002.

On November 16, 2002, the Partnership refinanced the mortgages encumbering Baymeadows Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002, the loan encumbering Quail Run Apartments was sold to Fannie Mae and the Credit Facility under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of Baymeadows Apartments loans replaced the first mortgage of approximately $11,554,000 and second mortgage of approximately $493,000 with a new mortgage in the amount of $25,705,000. Total capitalized loan costs were approximately $645,000 during the year ended December 31, 2002. Loan costs and the debt discount of the old mortgages were fully amortized in 2002.

Rental Rates and Occupancy

Average annual rental rate and occupancy for the years ended December 31, 2002 and 2001:

                                 Average Annual             Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2002           2001          2002         2001

 Baymeadows                  $8,292         $8,110         96%          96%
 Quail Run (1)                8,171          8,355         90%          94%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to military transfers and to favorable interest rates on mortgage loans.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                    2002              2002
                                  Billing             Rate
                               (in thousands)

Baymeadows                         $ 454              1.88%
Quail Run                            220              34.40% (a)

(a) The rates are based on the local authority's assessed value of the investment property.

Capital Improvements

Baymeadows Apartments

The Partnership completed approximately $1,816,000 in capital expenditures at Baymeadows, consisting primarily of building improvements, air conditioning units, cabinets, structural, electrical, plumbing, and roof upgrades, water heaters, computers, and appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds, and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $625,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run

The Partnership completed approximately $124,000 in capital expenditures at Quail Run, consisting primarily of structural improvements, floor covering replacements, plumbing fixtures, air conditioning units, and appliance replacements. Those improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $100,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the "Units") aggregating $49,900,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,817 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 34,253 units or 68.51% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the twelve months ended December 31, 2002 and 2001 (in thousands, except per unit data). See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.


                          Year          Per Limited         Year          Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001      Unit

Operations                $ 698           $13.82            $ --             $ --
Sale (1)                    424             8.48              929            18.58
Refinancing (2)           15,831           316.65              --               --
                         $16,953          $338.95           $ 929           $18.58

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2) Approximately $3,267,000 from the refinancing of Quail Run Apartments in June 2002 and approximately $12,564,000 from the refinancing of Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2002 and 2001 was approximately $1,662,000 and $1,052,000, respectively. The increase in net income for the year ended December 31, 2002 was due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to increases in rental income and casualty gains. Rental income increased due to an increase in rental rates at Baymeadows Apartments. The increase was partially offset by lower occupancy and rental rates at Quail Run Apartments.

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $277,000. Insurance proceeds of approximately $245,000 were received during 2002 to cover the damages. A casualty gain of approximately $184,000 was recognized during 2002 as a result of the insurance proceeds received less the write-off of the net book value of the destroyed assets of approximately $61,000.

During the year ended December 31, 2002 an additional casualty gain of approximately $45,000 was recorded at Baymeadows Apartments. The casualty gain related to a tropical storm that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $51,000 and the write-off of the net book value of the destroyed assets of approximately $6,000.

During the year ended December 31, 2001, a net casualty gain of approximately $20,000 was recorded at Quail Run Apartments. The casualty gain related to a fire which occurred on September 30, 1999. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and the write-off of the net book value of the destroyed assets of approximately $8,000.

During the year ended December 31, 2001 a net casualty gain of approximately $56,000 was recorded at Baymeadows Apartments. The casualty gain related to a tropical storm which occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $82,000 and the write of the net book value of the destroyed assets of approximately $26,000.

The decrease in total expenses for the year ended December 31, 2002 is due to a decrease in operating and general and administrative expenses, partially offset by an increase in depreciation expense. Operating expenses decreased due to decreases in utilities and payroll expenses at both investment properties and due to a decrease in corporate unit expense at Quail Run Apartments. Corporate unit expense decreased at Quail Run Apartments due to the decrease in the number of units rented in 2002. In addition, maintenance expense decreased due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs at the properties (See Item 7. Financial Statements, Note A). Depreciation expense increased as a result of property improvements and replacements being placed into service at both properties during the past twelve months.

General and administrative expenses decreased due to a decrease in professional fees associated with the administration of the Partnership. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $1,986,000 compared to approximately $517,000 at December 31, 2001. Cash and cash equivalents increased approximately $1,469,000 since December 31, 2001 due to approximately $3,503,000 of cash provided by operating activities, partially offset by approximately $684,000 and $1,350,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements slightly offset by insurance proceeds received and net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of the repayment of the mortgages encumbering Quail Run and Baymeadows Apartments, distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's properties and loan costs paid for the refinancing of the debt. These uses were partially offset by proceeds from the refinancing of the mortgage notes payable. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal an regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budget is expected to be $725,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, which is included in interest expense in the consolidated statement of operations at December 31, 2002 due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $204,000 at December 31, 2002.

On November 16, 2002, the Partnership refinanced the mortgages encumbering Baymeadows Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and is due monthly.

During December 2002 the loan encumbering Quail Run apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of Baymeadows Apartments loans replaced the first mortgage of approximately $11,554,000 and second mortgage of approximately $493,000 with a new mortgage in the amount of $25,705,000. Total capitalized loan costs were approximately $645,000 during the year ended December 31, 2002. Loan costs and the debt discount of the old mortgages were fully amortized in 2002.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,367,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $25,705,000 is being amortized over 60 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria apply to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Managing General Partner adopted SFAS No. 145. As a result of its adoption, the Partnership has recognized a loss of approximately $27,000 which is included in interest expense on the accompanying consolidated statement of operations.

The following table sets forth the distributions made by the Partnership for the years ended December 30, 2002 and 2001 (in thousands, except per unit data).


                          Year          Per Limited         Year          Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001      Unit

Operations                $ 698           $13.82            $ --             $ --
Sale (1)                     424            8.48              929            18.58
Refinancing (2)           15,831          316.65               --               --
                         $16,953         $338.95            $ 929           $18.58

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2) Approximately $3,267,000 from the refinancing of Quail Run Apartments in June 2002 and approximately $12,564,000 from the refinancing of Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and 2001.

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2002 and 2001.

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and 2001.

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties IV


We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64."

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 1,986
   Receivables and deposits                                                       380
   Restricted escrows                                                             287
   Other assets                                                                   969
   Investment properties (Notes B and F):
      Land                                                   $ 2,759
      Buildings and related personal property                  53,739
                                                               56,498
      Less accumulated depreciation                           (33,711)         22,787

                                                                             $ 26,409

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 121
   Tenant security deposit liabilities                                            210
   Other liabilities                                                              599
   Mortgage notes payable (Note B)                                             34,072

Partners' Capital (Deficit)
   General partners                                            $ 119
   Limited partners (49,995 units issued and
      outstanding)                                             (8,712)         (8,593)

                                                                             $ 26,409

      See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2002           2001
Revenues:
  Rental income                                               $ 9,374        $ 9,318
  Other income                                                    886            868
  Casualty gain (Note E)                                          229             76
      Total revenues                                           10,489         10,262

Expenses:
  Operating                                                     4,013          4,431
  General and administrative                                      290            397
  Depreciation                                                  2,187          2,071
  Interest                                                      1,654          1,663
  Property taxes                                                  683            648
      Total expenses                                            8,827          9,210


Net income (Note C)                                           $ 1,662        $ 1,052

Net income allocated to general partners (1%)                  $ 17           $ 11
Net income allocated to limited partners (99%)                  1,645          1,041

                                                              $ 1,662        $ 1,052
Per limited partnership unit:

Net income                                                    $ 32.90        $ 20.82

Distributions per limited partnership unit                   $ 338.95        $ 18.58


            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)





                                      Limited
                                     Partnership    General      Limited
                                        Units       Partners     Partners      Total

Original capital contributions         50,000         $ 2        $ 50,000     $ 50,002

Partners' capital at
  December 31, 2000                    49,995         $ 98       $ 6,477      $ 6,575

Net income for the year ended
  December 31, 2001                        --            11         1,041        1,052

Distribution to partners                   --            --          (929)        (929)

Partners' capital at
  December 31, 2001                    49,995           109         6,589        6,698

Net income for the year ended
  December 31, 2002                        --            17         1,645        1,662

Distribution to partners                   --            (7)      (16,946)     (16,953)

Partners' capital (deficit) at
  December 31, 2002                    49,995        $ 119       $ (8,712)    $ (8,593)



      See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended December 31,
                                                               2002           2001
Cash flows from operating activities:
  Net income                                                  $ 1,662        $ 1,052
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss on early extinguishment of debt                          27             --
     Depreciation                                               2,187          2,071
     Casualty gain                                               (229)           (76)
     Amortization of discounts and loan costs                     212            324
     Change in accounts:
      Receivables and deposits                                   (201)           (65)
      Other assets                                                (19)            (8)
      Accounts payable                                           (157)           127
      Tenant security deposit liabilities                         (15)            22
      Accrued property taxes                                     (194)             1
      Other liabilities                                           230           (335)
        Net cash provided by operating activities               3,503          3,113

Cash flows from investing activities:
  Property improvements and replacements                       (1,940)        (2,462)
  Net withdrawals from (deposits to) restricted escrows           960           (533)
  Insurance proceeds received                                     296            110
        Net cash used in investing
          activities                                             (684)        (2,885)

Cash flows from financing activities:
  Proceeds from mortgage note payable                          34,155             --
  Payments on mortgage notes payable                             (693)          (824)
  Repayment of mortgage notes payable                         (17,010)            --
  Loan cost paid                                                 (849)            --
  Partners' distributions                                     (16,953)          (929)
        Net cash used in financing activities                  (1,350)        (1,753)

Net increase (decrease) in cash and cash equivalents            1,469         (1,525)
Cash and cash equivalents at beginning of period                  517          2,042

Cash and cash equivalents at end of period                    $ 1,986         $ 517

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,360        $ 1,348


            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The General Partner of the consolidated partnership is the Corporate General Partner. The Corporate General Partner may be removed by the Partnership; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Loan Costs: Loan costs of approximately $849,000 less accumulated amortization of approximately $4,000 are included in other assets on the accompanying balance sheet and are being amortized by the straight-line method over the life of the loan. The total amortization expense for the year ended December 31, 2002 was approximately $61,000 and is included in interest expense. Amortization expenses are expected to be approximately $33,000 for each of the years 2003 through 2007.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                                                  Years Ended December 31,
                                                    2002           2001
                                                       (in thousands)
Net cash provided by operating activities          $ 3,503        $ 3,113
Property improvements and replacements              (1,940)        (2,462)
Payments on mortgage notes payable                    (693)          (824)
Changes in restricted escrows, net                     960           (533)
Changes in reserves for net operating
  liabilities                                          356            258
(Additional)/Release of operating reserves          (2,186)           448

Net cash from operations                            $ --           $ --

The Corporate General Partner reserved net cash from operations of approximately $2,186,000 at December 31, 2002 to fund continuing capital improvements and repairs at the Partnership's two investment properties. During the year ended December 31, 2001, the Corporate General Partner released previously reserved funds of approximately $448,000.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' capital (deficit) for both of the twelve months ended December 31, 2002 and 2001 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2002 and 2001 were an increase of approximately $356,000 and $258,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,946,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Reserve Account: At December 31, 2002 approximately $287,000 was on deposit with the mortgage holder of Baymeadows, as required by the loan agreement. The reserve is intended for immediate repairs and enhancements at the property.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over 30 days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful like of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expressed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $164,000 in 2002 compared to 2001.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $96,000 and $112,000 for the years ended December 31, 2002 and 2001, respectively.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria apply to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption option. Effective April 1, 2002, the Partnership adopted SFAS 145. As a result of its adoption, the Partnership has recognized a loss of approximately $27,000 which is included in interest expense on the accompanying consolidated statement of operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                         Principal     Monthly                             Principal
                        Balance At     Payment     Stated                   Balance
                       December 31,   Including   Interest   Maturity       Due At
Property                   2002       Interest      Rate       Date        Maturity
                            (in thousands)                              (in thousands)
Baymeadows
  1st mortgage            $25,705       $ 97        (1)       9/16/07       $22,714

Quail Run
  1st mortgage              8,367          65      6.94%     07/01/22            --
Total                     $34,072       $ 162                               $22,714

(1) The mortgage was refinanced at a variable interest rate of the Fannie Mae prime plus 85 basis points.

(2) The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points.

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, which is included in interest expense in the consolidated statement of operations at December 31, 2002 due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $204,000 at December 31, 2002.

On November 16, 2002, the Partnership refinanced the mortgages encumbering Baymeadows Apartments. This loan was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 basis points and was due monthly.

During December 2002, the loan encumbering Quail Run Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of Baymeadows Apartments loans replaced the first mortgage of approximately $11,554,000 and second mortgage of approximately $493,000 with a new mortgage in the amount of $25,705,000. Total capitalized loan costs were approximately $645,000 during the year ended December 31, 2002. Loan costs and the debt discount of the old mortgages were fully amortized in 2002.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and revenues generated by the properties.
Prepayment penalties are required on the mortgage encumbering Quail run Apartments if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                                      2003         $ 824
                                      2004            853
                                      2005            882
                                      2006            913
                                      2007         23,435
                                   Thereafter       7,165
                                     Total        $34,072

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              Years Ended December 31,
                                                 2002           2001

Net income as reported                          $ 1,662        $ 1,052
Add (deduct):
  Depreciation differences                        1,070            995
  Change in prepaid rental                          154             (6)
  Other                                            (207)           (33)

Federal taxable income                          $ 2,679        $ 2,008

Federal taxable income per limited
  partnership unit                              $ 53.04        $ 39.76

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

            Net assets as reported                     $ (8,593)
            Land and buildings                             7,010
            Accumulated depreciation                    (18,561)
            Syndication                                   6,293
            Other                                           381

            Net assets - Federal tax basis             $ (13,470)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $512,000 and $525,000 during the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $425,000 and $641,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $206,000 and $351,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $208,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Casualty Events

In November 2001, Baymeadows Apartments experienced a fire, which resulted in damages of approximately $277,000. Insurance proceeds of $245,000 were received during the year ended December 31, 2002 to cover the damages. A casualty gain of approximately $184,000 was recognized during the year ended December 31, 2002 as a result of the insurance proceeds received less the write-off of the net book value of the destroyed assets of approximately $61,000.

During the year ended December 31, 2002 an additional casualty gain of approximately $45,000 was recorded at Baymeadows Apartments. The casualty gain related to a tropical storm that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $51,000 and the write-off of the net book value of the destroyed assets of approximately $6,000.

During the year ended December 31, 2001 a net casualty gain of approximately $20,000 was recorded at Quail Run Apartments. The casualty gain related to a fire which occurred on September 30, 1999. The gain was a result of the receipt of insurance proceeds of approximately $28,000 and write-off of the net book value of the destroyed assets of approximately $8,000.

During the year ended December 31, 2001 a net casualty gain of approximately $56,000 was recorded at Baymeadows Apartments. The casualty gain related to a tropical storm that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $82,000 and the write-off of the net book value of the destroyed assets of approximately $26,000.

Note F - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                           Buildings        Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
        Description           Encumbrances      Land       Property      Acquisition
                             (in thousands)                            (in thousands)

Baymeadows Apartments           $25,705        $ 1,884      $26,916        $13,027
Quail Run Apartments              8,367            875       10,642          3,154

Totals                          $34,072        $ 2,759      $37,558        $16,181


                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)

                                    Buildings
                                   And Related
                                    Personal                Accumulated      Date     Depreciable
      Description          Land     Property      Total     Depreciation   Acquired   Life-Years
                                                           (in thousands)
Baymeadows Apartments    $ 1,884     $39,943     $41,827      $24,766      09/30/82      5-36
Quail Run Apartments         875      13,796      14,671        8,945      01/03/83      5-34

         Totals          $ 2,759     $53,739     $56,498      $33,711

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2002           2001
                                                         (in thousands)
Real Estate
Balance at beginning of period                       $ 54,711       $ 53,235
  Property improvements                                 1,940          1,535
  Disposition of assets                                  (153)           (59)
Balance at end of period                             $ 56,498       $ 54,711

Accumulated Depreciation
Balance at beginning of period                       $ 31,610       $ 29,575
  Additions charged to expense                          2,187          2,071
  Disposition of assets                                   (86)           (36)
Balance at end of period                             $ 33,711       $ 31,610

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $63,508,000 and $61,945,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $52,272,000 and $51,155,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $18,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2002.

Entity                                  Number of Units      Percentage
Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,685             7.37%
Insignia Properties, LP
  (an affiliate of AIMCO)                    16,052            32.11%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    14,516            29.03%

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $512,000 and $525,000 during the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $425,000 and $641,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $206,000 and $351,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $208,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 2002:

            Current Report on Form 8-K dated November 15, 2002, and filed on December 2, 2002 disclosing the refinancing of the mortgage encumbering Baymeadows Apartments, one of the investment properties of the Partnership.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    IV  Corporation,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

(iii) Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (d) Second Assignment of Leases and Rents dated October 28, 1992 between Shelter Properties IV and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Baymeadows and Quail Run.*

      (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows and Quail Run.*

      (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties IV and First Commonwealth Realty Credit Corporation, relating to the following properties: Baymeadows and Quail Run.*

      (g) Multifamily Note dated June 14, 2002, between Shelter Properties IV and Keycorp Real Estate Capital Markets, Inc. for Quail Run Apartments. (Filed as Exhibit 10 (iii) g to form 10-QSB-Annual or Transitional Report filed November 13, 2002 and incorporated herein by reference.)

      (j) Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between Shelter Properties IV and GMAC Commercial Mortgage Corporation.**

      (k) Guaranty dated November 1, 2002 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation.**

      (l) Consolidated Amended and Restated Payment Guaranty dated November 1, 2002 by Shelter Properties IV for the benefit of GMAC Commercial Mortgage Corporation.**

      (m) Completion/Repair and Security Agreement dated November 1, 2002 between Shelter Properties IV and GMAC Commercial Mortgage
            Corporation   for   the   benefit   of  GMAC   Commercial   Mortgage
            Corporation.**

            *Filed as Exhibits 10 (iii) a through 10 (iii) f, respectively, to Form 10-KSB - Annual or Transitional Report filed January 29, 1993 and incorporated herein by reference.

            **Filed as Exhibits 10 (iii) j through 10 (iii) m, respectively, to Form 8-K of Registrant dated November 15, 2002 and incorporated herein by reference.


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

      99   Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties IV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.