Form 10QSB
period 2003-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2003-05-14
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


              For the transition period from __________ to __________

                         Commission file number 0-10884


                              SHELTER PROPERTIES IV
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003

Assets
   Cash and cash equivalents                                                 $   909
   Receivables and deposits                                                      397
   Restricted escrows                                                            287
   Other assets                                                                  991
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   54,038
                                                                56,797
      Less accumulated depreciation                            (34,284)       22,513
                                                                            $ 25,097

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 210
   Tenant security deposit liabilities                                           213
   Accrued property taxes                                                        172
   Other liabilities                                                             425
   Mortgage notes payable                                                     33,868

Partners' Capital (deficiency)
   General partners                                             $ 111
   Limited partners (49,995 units issued and
      outstanding)                                              (9,902)       (9,791)
                                                                            $ 25,097

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                March 31,
                                                           2003            2002
Revenues:
   Rental income                                          $2,339           $2,265
   Other income                                              180              270
      Total revenues                                       2,519            2,535

Expenses:
   Operating                                               1,085            1,067
   General and administrative                                 73              103
   Depreciation                                              573              544
   Interest                                                  344              396
   Property taxes                                            173              167
      Total expenses                                       2,248            2,277

Net income                                                $ 271             $ 258

Net income allocated to general partners (1%)              $ 3               $ 3

Net income allocated to limited partners (99%)               268              255

                                                          $ 271             $ 258

Net income per limited partnership unit                   $ 5.36           $ 5.10

Distributions per limited partnership unit                $29.16            $ --

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $50,000     $50,002

Partners' capital (deficiency)
   at December 31, 2002                49,995         $ 119      $ (8,712)   $ (8,593)

Distributions to partners                  --            (11)      (1,458)     (1,469)

Net income for the three months
   ended March 31, 2003                    --              3          268         271

Partners' capital (deficiency)
   at March 31, 2003                   49,995          $ 111     $ (9,902)   $ (9,791)

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003         2002
Cash flows from operating activities:
   Net income                                                    $ 271        $ 258
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  573          544
      Amortization of discounts and loan costs                        8           63
      Change in accounts:
        Receivables and deposits                                    (17)         (30)
        Other assets                                                (11)        (372)
        Accounts payable                                             89          (83)
        Tenant security deposit liabilities                           3            4
        Accrued property taxes                                      172            7
        Other liabilities                                          (174)          91
               Net cash provided by operating activities            914          482

Cash flows from investing activities:
   Property improvements and replacements                          (299)        (525)
   Net withdrawals from restricted escrows                           --            8
               Net cash used in investing activities               (299)        (517)

Cash flows from financing activities:
   Partners' distributions                                       (1,469)          --
   Payments on mortgage notes payable                              (204)        (210)
   Advances from affiliate                                           --           95
   Repayments of advances from affiliate                             --          (95)
   Loan costs paid                                                  (19)          --
               Net cash used in financing activities             (1,692)        (210)

Net decrease in cash and cash equivalents                        (1,077)        (245)
Cash and cash equivalents at beginning of the period              1,986          517
Cash and cash equivalents at end of the period                   $ 909        $ 272

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 336        $ 334

Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
     accounts payable                                             $ --        $ 96

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                       For the Three Months Ended
                                                                March 31,
                                                            2003           2002
                                                             (in thousands)
     Net cash provided by operating activities            $ 914            $ 482
        Payments on mortgage notes payable                  (204)            (210)
        Property improvements and replacements              (299)            (525)
        Change in restricted escrows, net                     --                8
        Changes in reserves for net operating
          liabilities                                        (62)             383
        Additional reserves                                 (349)            (138)
           Net cash from operations                       $ --             $ --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $349,000 and $138,000 at March 31, 2003 and 2002, respectively, to fund continuing capital improvements and repairs at the Partnership's two investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the three months ended March 31, 2003 and 2002, the Partnership paid to such affiliates approximately $127,000 and $133,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $80,000 and $167,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General partner of approximately $25,000 and $84,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to assist in paying property taxes at Quail Run Apartments. During the three months ended March 31, 2002, the Partnership received advances of approximately $95,000 which were repaid prior to March 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was less than $1,000 for the three months ended March 31, 2002. There were no advances made during the three months ended March 31, 2003.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $172,000 and $208,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Baymeadows Apartments
         Jacksonville, Florida                         96%            96%

       Quail Run Apartments
         Columbia, South Carolina                      85%            90%

The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to military deployments, unemployment in the area, and low mortgages rates that encourage home ownership.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $271,000 compared to net income of approximately $258,000 for the corresponding period in 2002. The increase in net income was due to a decrease in total expenses partially offset by a decrease in total revenue. Total revenue decreased due to a decrease in other income partially offset by an increase in rental income. Rental income increased due to an increase in the rental rate and a decrease in special promotions at Baymeadows Apartments partially offset by a decrease in occupancy at Quail Run Apartments. Other income decreased due to decreases in lease cancellation fees and utility reimbursements at Baymeadows Apartments.

Total expenses decreased due to decreases in general and administrative and interest expenses offset by increases in operating and depreciation expenses. Interest expense decreased due to the refinancing in 2002 of the mortgage encumbering Baymeadows Apartments that resulted in a lower interest rate. Operating expenses increased due to an increase in maintenance expenses partially offset by a decrease in property expense. Maintenance expense increased due to an increase in contract repairs and payroll related costs at both properties. Property expense decreased due to a decrease in utility expenses at Baymeadows Apartments. Depreciation expense increased due to property additions at both investment properties.

General and administrative expenses decreased due to a decrease in reimbursements due to the Corporate General Partner. Included in general and administrative expense for the three months ended March 31, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $909,000 as compared to approximately $272,000 at March 31, 2002. Cash and cash equivalents decreased approximately $1,077,000 for the three months ended March 31, 2003 from the Partnership's year end due to approximately $1,692,000 and $299,000 of cash used in financing and investing activities, respectively, partially offset by approximately $914,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, loan cost additions, and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $271,000 of capital improvements at Baymeadows Apartments, consisting primarily of appliance and floor covering replacements, structural improvements, air conditioning units and electrical upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $1,545,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, floor covering replacements, cabinets, HVAC replacements, pool upgrades, building improvements, exterior lighting, and fencing. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $28,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering replacements, plumbing fixtures, interior decoration and computers. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $96,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof and window replacements window coverings, appliances, floor covering replacements, computers and cabinets. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,317,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $25,551,000 is being amortized over 60 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit

Operations              $1,145           $22.67              --               --
Refinancing
   Proceeds (1)            324             6.49              --               --
                        $1,469           $29.16            $ --             $ --

(1) From the refinancing of Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any further distributions to its partners in the year 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the three months ended March 31, 2003:

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.