Form 10QSB
period 2003-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2003-08-14
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                 $   668
   Receivables and deposits                                                      506
   Restricted escrows                                                            287
   Other assets                                                                1,266
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   53,848
                                                                56,607
      Less accumulated depreciation                            (34,507)       22,100
                                                                            $ 24,827

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 56
   Tenant security deposit liabilities                                           231
   Accrued property taxes                                                        344
   Other liabilities                                                             452
   Mortgage notes payable                                                     33,662

Partners' Capital (deficiency)
   General partners                                             $ 110
   Limited partners (49,995 units issued and
      outstanding)                                             (10,028)       (9,918)
                                                                            $ 24,827

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                          2003          2002         2003          2002
Revenues:
  Rental income                          $ 2,360      $ 2,344       $ 4,699       $ 4,609
  Other income                               247          207           427           477
  Casualty gain                               --          140            --           140
      Total revenues                       2,607        2,691         5,126         5,226

Expenses:
  Operating                                1,064          952         2,149         2,019
  General and administrative                  72          101           145           204
  Depreciation                               579          550         1,152         1,094
  Interest                                   223          403           567           799
  Property taxes                             172          165           345           332
  Loss on early extinguishment of
    debt                                      --           27            --            27
      Total expenses                       2,110        2,198         4,358         4,475

Net income                                $ 497        $ 493         $ 768         $ 751

Net income allocated to general
  partners (1%)                            $ 5          $ 5           $ 8           $ 8
Net income allocated to limited
  partners (99%)                             492          488           760           743

                                          $ 497        $ 493         $ 768         $ 751

Net income per limited partnership
  unit                                   $ 9.84        $ 9.76       $ 15.20       $ 14.86

Distributions per limited
  partnership unit                       $ 12.36      $ 73.79       $ 41.52       $ 73.79

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2002                49,995         $ 119      $ (8,712)   $ (8,593)

Distributions to partners                  --            (17)      (2,076)     (2,093)

Net income for the six months
   ended June 30, 2003                     --              8          760         768

Partners' capital (deficiency)
   at June 30, 2003                    49,995          $ 110     $(10,028)   $ (9,918)

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                     $ 768        $ 751
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Loss on early extinguishment of debt                            --           27
     Depreciation                                                 1,152        1,094
     Amortization of discounts and loan costs                        16          125
     Casualty gain                                                   --         (140)
     Change in accounts:
      Receivables and deposits                                     (126)        (228)
      Other assets                                                 (294)        (241)
      Accounts payable                                              (65)        (147)
      Tenant security deposit liabilities                            21            5
      Accrued property taxes                                        344          133
      Other liabilities                                            (147)         200
         Net cash provided by operating activities                1,669        1,579

Cash flows from investing activities:
  Property improvements and replacements                           (465)      (1,048)
  Net insurance proceeds received                                    --          208
  Net withdrawals from restricted escrows                            --          342
         Net cash used in investing activities                     (465)        (498)

Cash flows from financing activities:
  Proceeds from mortgage note payable                                --        8,450
  Repayment of mortgage notes payable                                --       (4,963)
  Loan costs paid                                                   (19)        (214)
  Advances from affiliate                                            --           95
  Repayment of advances from affiliate                               --          (95)
  Distributions to partners                                      (2,093)      (3,689)
  Payments on mortgage notes payable                               (410)        (403)
         Net cash used in financing activities                   (2,522)        (819)

Net (decrease) increase in cash and cash equivalents             (1,318)         262
Cash and cash equivalents at beginning of period                  1,986          517
Cash and cash equivalents at end of period                       $ 668        $ 779

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 653        $ 691

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                        For the Six Months Ended
                                                                June 30,
                                                           2003          2002
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,669       $ 1,579
        Payments on mortgage notes payable                  (410)         (403)
        Property improvements and replacements              (465)       (1,048)
        Change in restricted escrows, net                     --           342
        Changes in reserves for net operating
          liabilities                                        267           278
        Additional reserves                               (1,061)         (748)
           Net cash from operations                       $ --            $ --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $1,061,000 and $748,000 at June 30, 2003 and 2002, respectively, to fund continuing capital improvements and repairs at the Partnership's two investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the six months ended June 30, 2003 and 2002, the Partnership paid to such affiliates approximately $256,000 and $261,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $143,000 and $288,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General partner of approximately $34,000 and $120,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based upon a percentage of current year additions to the investment properties.

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to assist in paying property taxes at Quail Run Apartments. During the six months ended June 30, 2002, the Partnership received advances of approximately $95,000 which were repaid prior to June 30, 2002. Interest was charged at the prime rate plus 2%. Interest expense was less than $1,000 for the six months ended June 30, 2002. There were no advances made during the six months ended June 30, 2003.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $172,000 and $208,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing of Mortgage Note Payable

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments at a fixed rate of 7.16% and matures July 1, 2022 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 during the six months ended June 30, 2002.

Note E - Casualty Events

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the six months ended June 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the six months ended June 30, 2002 as a result of the receipt of insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Baymeadows Apartments
         Jacksonville, Florida                         95%            96%

       Quail Run Apartments
         Columbia, South Carolina                      88%            91%

The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to military deployments, unemployment in the area, and low mortgage rates that encourage home ownership.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2003 was approximately $497,000 and $768,000 respectively, compared to net income of approximately $493,000 and $751,000 for the corresponding periods in 2002. The increase in net income for the three and six months ended June 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues. For the six months ended June 30, 2003, total revenues decreased due to the recognition of a casualty gain in 2002 and a decrease in other income, partially offset by an increase in rental income. For the three months ended June 30, 2003, total revenues decreased due to the recognition of a casualty gain in 2002, partially offset by increases in rental income and other income. Rental income for both periods increased due to an increase in the average rental rates and a decrease in bad debt expense and lease concessions at Baymeadows Apartments, partially offset by a decrease in occupancy at Quail Run Apartments. For the six month period, other income decreased due to a decrease in lease cancellation fees at Baymeadows Apartments, partially offset by an increase in corporate rentals and utilities reimbursements at Quail Run Apartments. For the three month period, other income increased due to an increase in corporate rentals at Quail Run Apartments.

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the six months ended June 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the six months ended June 30, 2002 as a result of the receipt of insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000.

Total expenses decreased for the three and six month period due to decreases in interest and general and administrative expenses and the recognition of a loss on early extinguishment of debt related to the refinancing of the mortgage encumbering Quail Run Apartments in 2002 partially offset by increases in operating and depreciation expenses. Interest expense decreased due to lower interest rates on the mortgages encumbering both investment properties. Operating expenses increased due to an increase in maintenance expense which increased due to increases in contract repairs, painting supplies, and sewer repairs at Baymeadows Apartments. Depreciation expense increased as a result of property improvements and replacements being placed into service, primarily at Baymeadows Apartments, during the past twelve months.

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments at a fixed rate of 7.16% and matures July 1, 2022 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 during the six months ended June 30, 2002.

General and administrative expenses decreased due to a decrease in reimbursements due to the Corporate General Partner. Included in general and administrative expense for the six months ended June 30, 2003 and 2002, are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $668,000 compared to approximately $779,000 at June 30, 2002. Cash and cash equivalents decreased approximately $1,318,000 for the six months ended June 30, 2003 due to approximately $2,522,000 and $465,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,669,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, loan cost additions, and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $409,000 of capital improvements at Baymeadows Apartments, consisting primarily of electrical upgrades and water heater, miniblind, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $288,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, cabinet and floor covering replacements, HVAC replacements, pool upgrades, building improvements, exterior lighting, and fencing additions. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $56,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering, air conditioning and lighting replacements, plumbing fixture upgrades, interior decoration, computers, and fencing improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof and window replacements, window coverings, appliance, floor covering and cabinet replacements, and computers. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,265,000 of the mortgage indebtedness of Quail Run Apartments is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $25,397,000 of Baymeadows Apartments is being amortized over 60 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Sale (1)                 $ --             $ --            $ 424            $ 8.48
Operations               1,769            35.03               --              --
Refinancing (2)            324             6.49            3,265            65.31
                        $2,093           $41.52           $3,689           $73.79

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2)   From the  refinancing  of Baymeadows  Apartments in November 2002 and of Quail
      Run Apartments in June 2002.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the six months ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    IV  Corporation,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

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

Exhibit 32.1




                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.