Form 10QSB
period 2003-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2003-11-13
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 613
   Receivables and deposits                                                      631
   Restricted escrows                                                            288
   Other assets                                                                1,170
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   54,116
                                                                56,875
      Less accumulated depreciation                            (35,078)       21,797
                                                                            $ 24,499

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 13
   Tenant security deposit liabilities                                           233
   Accrued property taxes                                                        501
   Other liabilities                                                             479
   Mortgage notes payable                                                     33,455

Partners' Capital (deficiency)
   General partners                                             $ 107
   Limited partners (49,995 units issued and
      outstanding)                                             (10,289)      (10,182)
                                                                            $ 24,499

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                          2003          2002         2003          2002
Revenues:
  Rental income                          $ 2,424      $ 2,407       $ 7,123       $ 7,016
  Other income                               254          212           681           689
  Casualty gain (Note E)                      --           --            --           140
      Total revenues                       2,678        2,619         7,804         7,845

Expenses:
  Operating                                1,161        1,024         3,310         3,043
  General and administrative                  69          100           214           304
  Depreciation                               571          535         1,723         1,629
  Interest                                   271          429           838         1,228
  Property taxes                             156          164           501           496
  Loss on early extinguishment of
    debt (Note D)                             --           --            --            27
      Total expenses                       2,228        2,252         6,586         6,727

Net income                                $ 450        $ 367        $ 1,218       $ 1,118

Net income allocated to general
  partners (1%)                            $ 4          $ 4          $ 12          $ 11
Net income allocated to limited
  partners (99%)                             446          363         1,206         1,107

                                          $ 450        $ 367        $ 1,218       $ 1,118

Net income per limited partnership
  unit                                   $ 8.92        $ 7.26       $ 24.12       $ 22.14

Distributions per limited
  partnership unit                       $ 14.15      $ 13.86       $ 55.67       $ 87.65

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2002                49,995         $ 119      $ (8,712)   $ (8,593)

Distributions to partners                  --            (24)      (2,783)     (2,807)

Net income for the nine months
   ended September 30, 2003                --             12        1,206       1,218

Partners' capital (deficiency)
   at September 30, 2003               49,995          $ 107     $(10,289)   $(10,182)

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                    $ 1,218      $ 1,118
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Loss on early extinguishment of debt                            --           27
     Depreciation                                                 1,723        1,629
     Amortization of discounts and loan costs                        24          176
     Casualty gain                                                   --         (140)
     Change in accounts:
      Receivables and deposits                                     (251)        (180)
      Other assets                                                 (198)        (123)
      Accounts payable                                             (108)        (199)
      Tenant security deposit liabilities                            23           (1)
      Accrued property taxes                                        501          297
      Other liabilities                                            (120)         275
         Net cash provided by operating activities                2,812        2,879

Cash flows from investing activities:
  Property improvements and replacements                           (733)      (1,540)
  Net insurance proceeds received                                    --          208
  Net (deposits to) withdrawals from restricted escrows              (1)         339
         Net cash used in investing activities                     (734)        (993)

Cash flows from financing activities:
  Proceeds from mortgage note payable                                --        8,450
  Repayment of mortgage notes payable                                --       (4,963)
  Loan costs paid                                                   (27)        (214)
  Advances from affiliate                                            --           95
  Repayment of advances from affiliate                               --          (95)
  Distributions to partners                                      (2,807)      (4,389)
  Payments on mortgage notes payable                               (617)        (591)
         Net cash used in financing activities                   (3,451)      (1,707)

Net (decrease) increase in cash and cash equivalents             (1,373)         179
Cash and cash equivalents at beginning of period                  1,986          517
Cash and cash equivalents at end of period                       $ 613        $ 696

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 877       $ 1,020

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                       For the Nine Months Ended
                                                              September 30,
                                                          2003             2002
                                                             (in thousands)
     Net cash provided by operating activities           $ 2,812        $ 2,879
        Payments on mortgage notes payable                  (617)          (591)
        Property improvements and replacements              (733)        (1,540)
        Change in restricted escrows, net                     (1)           339
        Changes in reserves for net operating
          liabilities                                       (153)           (69)
        Additional reserves                               (1,308)        (1,018)
           Net cash from operations                       $ --            $ --

The Corporate General Partner believed it to be in the best interest of the Partnership to reserve net cash from operations of approximately $1,308,000 and $1,018,000 at September 30, 2003 and 2002, respectively, to fund continuing capital improvements and repairs at the Partnership's two investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the nine months ended September 30, 2003 and 2002, the Partnership paid to such affiliates approximately $388,000 and $391,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $220,000 and $407,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $55,000 and $156,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based upon a percentage of current year additions to the investment properties.

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to assist in paying property taxes at Quail Run Apartments during 2002. During the nine months ended September 30, 2002, the Partnership received advances of approximately $95,000 which were repaid prior to September 30, 2002. Interest was charged at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2002. There were no advances made during the nine months ended September 30, 2003.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $172,000 and $208,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Refinancing of Mortgage Note Payable

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments at a fixed rate of 7.16% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 during the nine months ended September 30, 2002.

Note E - Casualty Events

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the nine months ended September 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the nine months ended September 30, 2002 as a result of the receipt of insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Baymeadows Apartments
         Jacksonville, Florida                         95%            96%

       Quail Run Apartments (1)
         Columbia, South Carolina                      88%            92%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to military deployments, unemployment in the area, and low mortgage rates that encourage home ownership.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $450,000 and $1,218,000 respectively, compared to net income of approximately $367,000 and $1,118,000 for the corresponding periods in 2002. The increase in net income for the three month period is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the nine month period is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues increased for the three month period due to increases in rental and other income. Total revenues decreased for the nine month period due to the recognition of a casualty gain in 2002, partially offset by an increase in rental income. Rental income increased for both periods due to decreases in resident discounts at Quail Run Apartments and lease concessions at Baymeadows Apartments, partially offset by a decrease in occupancy at both properties. For the three month period, other income increased due to an increase in corporate rentals at Quail Run Apartments.

In November 2001, Baymeadows Apartments experienced a fire which resulted in damages of approximately $278,000. Insurance proceeds of approximately $208,000 were received during the nine months ended September 30, 2002 to cover the damages. A casualty gain of approximately $140,000 was recognized during the nine months ended September 30, 2002 as a result of the receipt of insurance proceeds less the write-off of the net book value of the destroyed assets of approximately $68,000.

Total expenses decreased for the three and nine month periods due to decreases in general and administrative and interest expenses and the recognition of a loss on early extinguishment of debt related to the refinancing of the mortgages encumbering Quail Run Apartments in 2002 partially offset by increases in operating and depreciation expenses. Interest expense decreased due to lower interest rates on the mortgages encumbering both investment properties. Operating expenses increased due to an increase in maintenance expense which increased due to increases in contract repairs, painting supplies, and sewer repairs at Baymeadows Apartments. Depreciation expense increased as a result of property improvements and replacements being placed into service, primarily at Baymeadows Apartments, during the past twelve months.

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments at a fixed rate of 7.16% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $214,000 during the nine months ended September 30, 2002.

General and administrative expenses decreased due to a decrease in reimbursements due to the Corporate General Partner. Included in general and administrative expense for the nine months ended September 30, 2003 and 2002, are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $613,000 compared to approximately $696,000 at September 30, 2002. Cash and cash equivalents decreased approximately $1,373,000 since December 31, 2002, due to approximately $3,451,000 and $734,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,812,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, loan cost additions, and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows  Apartments:  During the nine months ended  September  30, 2003,  the
Partnership completed approximately $665,000 of capital improvements at Baymeadows Apartments, consisting primarily of electrical and structural upgrades and water heater, miniblind, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $35,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, cabinet and floor covering replacements, and fencing additions. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $68,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering, air conditioning and lighting replacements, plumbing fixture upgrades, interior decoration, computers, and fencing improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window coverings, appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,212,000 of the mortgage indebtedness of Quail Run Apartments is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $25,243,000 of Baymeadows Apartments is being amortized over 60 months and has a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands except per unit data):

                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                    September 30, 2003      Unit      September 30, 2002      Unit

Operations                $2,483           $49.18           $ 698            $13.82
Sale (1)                      --               --              424             8.48
Refinancing (2)              324             6.49            3,267            65.35
                          $2,807           $55.67           $4,389           $87.65

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,253 limited partnership units (the "Units") in the Partnership representing 68.51% of the outstanding units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 13, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 15,742 Units for a purchase price of $149.78 per Unit. Such offer expires on December 12, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.51% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.
On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date: November 12, 2003

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

Date: November 12, 2003

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

Exhibit 32.1




                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.