Form 10KSB
period 2003-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2004-03-29
CIK 702174

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $10,421,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, they own an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                     Date of
             Property               Purchase     Type of Ownership     Use

Baymeadows Apartments               9/30/82   Fee ownership subject    Apartment
  Jacksonville, Florida                       to first mortgage        904 units

Quail Run Apartments                1/03/83   Fee ownership subject    Apartment
  Columbia, South Carolina                    to first mortgage (1)    332 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                         Carrying   Accumulated   Depreciable                Federal
        Property           Value    Depreciation   Life-Years   Method      Tax Basis
                              (in thousands)                             (in thousands)

Baymeadows Apartments     $42,335     $26,307         5-36        S/L        $ 8,940

Quail Run Apartments       14,670       9,349         5-34        S/L          1,890

         Total            $57,005     $35,656                                $10,830

See "Note A - Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                         Principal                                          Principal
                        Balance At      Stated                               Balance
                       December 31,    Interest     Period     Maturity      Due At
      Property             2003          Rate     Amortized      Date     Maturity (1)
                      (in thousands)                                     (in thousands)
Baymeadows
 1st mortgage             $25,087        (2)       360 mo.     9/16/07       $22,714

Quail Run
  1st mortgage              8,159       6.94%      240 mo.     07/01/22           --
Total                     $33,246                                            $22,714

(1) See "Item 7, Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

(2) The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003).

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, which is included in interest expense in the consolidated statement of operations at December 31, 2002 due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $204,000 during the year ended December 31, 2002.

On November 16, 2002, the Partnership refinanced the mortgages encumbering Baymeadows Apartments. The refinancing replaced the first mortgage of approximately $11,554,000 and the second mortgage of approximately $493,000 with a new mortgage in the amount of $25,705,000. Total capitalized loan costs were approximately $26,000 and $645,000 during the years ended December 31, 2003 and 2002, respectively. Loan costs and the debt discount on the old mortgages were fully amortized in 2002.

Initially the November 16, 2002 refinancing of Baymeadows Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Baymeadows Apartments was required to make interest-only payments.

During December 2002, the loan on Baymeadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2003 and 2002:

                                 Average Annual             Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2003           2002          2003         2002

 Baymeadows                  $8,489         $8,292         96%          96%
 Quail Run (1)                8,095          8,171         87%          90%

(1) The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to the increased competition in the area and low mortgage interest rates that encourage home ownership.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                    2003             2003
                                  Billing            Rate
                               (in thousands)

Baymeadows                         $ 449              1.86%
Quail Run                            240              37.40% (a)

(a) The rates are based on the local authority's assessed value of the investment property.

Capital Improvements

Baymeadows Apartments

The Partnership completed approximately $769,000 in capital expenditures at Baymeadows Apartments, consisting primarily of structural upgrades, the installation of recreational facilities, exterior painting, the installation of air conditioning units and water heaters, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $497,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments

The Partnership completed approximately $94,000 in capital expenditures at Quail Run Apartments, consisting primarily of plumbing fixtures, exterior fencing, and floor covering, water heater, air conditioning unit, and appliance replacements. Those improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $183,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the "Units") aggregating $49,900,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,791 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 34,444 units or 68.90% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the twelve months ended December 31, 2003 and 2002 (in thousands, except per unit data). See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2003      Unit       December 31, 2002      Unit

Operations               $2,966           $58.74            $ 698           $13.82
Sale (1)                     --               --              424             8.48
Refinancing (2)             324             6.49            15,831           316.65
                         $3,290           $65.23           $16,953          $338.95

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2) From the refinancing of Quail Run Apartments in June 2002 and Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,444 limited partnership units (the "Units") in the Partnership representing 68.90% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2003 and 2002 was approximately $1,497,000 and $1,662,000, respectively. The decrease in net income for the year ended December 31, 2003 was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to the recognition of a casualty gain in 2002, partially offset by increases in rental and other income. Rental income increased due to an increase in the average rental rate at Baymeadows Apartments and decreases in resident discounts at Quail Run Apartments and lease concessions at Baymeadows Apartments, partially offset by a decrease in occupancy at Quail Run Apartments. Other income increased due to increases in corporate rentals and lease cancellation fees at Quail Run Apartments and late fees at both properties partially offset by a decrease in lease cancellation fees at Baymeadows Apartments.

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

Total expenses increased due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Operating expenses increased due to an increase in maintenance and property expense. Maintenance expense increased primarily due to an increase in contract repairs at Baymeadows Apartments. Property expense increased due to an increase in corporate unit expense at Quail Run Apartments and increases in payroll and related benefits at both properties. Depreciation expense increased as a result of property improvements and replacements being placed into service, primarily at Baymeadows Apartments, during the past twelve months. Interest expense decreased due to lower interest rates on the mortgages encumbering both of the investment properties partially offset by an increase in loan cost amortization at Baymeadows Apartments.

Included in general and administrative expenses for the years ended December 31, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $1,159,000 compared to approximately $1,986,000 at December 31, 2002. Cash and cash equivalents decreased approximately $827,000 since December 31, 2002 due to approximately $811,000 and $4,142,000 of cash used in investing and financing activities, respectively, partially offset by approximately $4,126,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners, principal payments made on the mortgages encumbering the Partnership's properties and loan cost additions. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $680,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, which is included in interest expense in the consolidated statement of operations at December 31, 2002 due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $204,000 during the year ended December 31, 2002.

On November 16, 2002, the Partnership refinanced the mortgages encumbering Baymeadows Apartments. The refinancing replaced the first mortgage of approximately $11,554,000 and the second mortgage of approximately $493,000 with a new mortgage in the amount of $25,705,000. Total capitalized loan costs were approximately $26,000 and $645,000 during the years ended December 31, 2003 and 2002, respectively. Loan costs and the debt discount on the old mortgages were fully amortized in 2002.

Initially the November 16, 2002 refinancing of Baymeadows Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Baymeadows Apartments was required to make interest-only payments.

During December 2002, the loan on Baymeadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,159,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $25,087,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the years ended December 30, 2003 and 2002 (in thousands, except per unit data).

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2003      Unit       December 31, 2002      Unit

Operations               $2,966           $58.74            $ 698           $13.82
Sale (1)                     --               --               424            8.48
Refinancing (2)             324             6.49            15,831           316.65
                         $3,290           $65.23           $16,953          $338.95

(1) From undistributed proceeds of the sale of Countrywood Village Apartments in August 2000.

(2) From the refinancing of Quail Run Apartments in June 2002 and Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,444 limited partnership units (the "Units") in the Partnership representing 68.90% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002.

      Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2003 and 2002.

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002.

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties IV


We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2003, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 1,159
   Receivables and deposits                                                       330
   Restricted escrows                                                             235
   Other assets                                                                   904
   Investment properties (Notes B and F):
      Land                                                   $ 2,759
      Buildings and related personal property                  54,246
                                                               57,005
      Less accumulated depreciation                           (35,656)         21,349

                                                                             $ 23,977

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 160
   Tenant security deposit liabilities                                            243
   Other liabilities                                                              474
   Property taxes                                                                 240
   Mortgage notes payable (Note B)                                             33,246

Partners' Capital (Deficiency)
   General partners                                            $ 105
   Limited partners (49,995 units issued and
      outstanding)                                            (10,491)        (10,386)

                                                                             $ 23,977

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2003           2002
Revenues:
  Rental income                                               $ 9,462        $ 9,374
  Other income                                                    959            886
  Casualty gain (Note E)                                           --            229
      Total revenues                                           10,421         10,489

Expenses:
  Operating                                                     4,424          4,013
  General and administrative                                      258            290
  Depreciation                                                  2,301          2,187
  Interest                                                      1,247          1,654
  Property taxes                                                  694            683
      Total expenses                                            8,924          8,827


Net income (Note C)                                           $ 1,497        $ 1,662

Net income allocated to general partners (1%)                  $ 15           $ 17
Net income allocated to limited partners (99%)                  1,482          1,645

                                                              $ 1,497        $ 1,662
Per limited partnership unit:

Net income                                                    $ 29.64        $ 32.90

Distributions per limited partnership unit                    $ 65.23       $ 338.95


            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership    General      Limited
                                        Units       Partners     Partners      Total

Original capital contributions         50,000         $ 2        $ 50,000     $ 50,002

Partners' capital at
  December 31, 2001                    49,995        $ 109       $ 6,589      $ 6,698

Net income for the year ended
  December 31, 2002                        --            17         1,645        1,662

Distributions to partners                  --            (7)      (16,946)     (16,953)

Partners' capital (deficiency)
  at December 31, 2002                 49,995           119        (8,712)      (8,593)

Net income for the year ended
  December 31, 2003                        --            15         1,482        1,497

Distributions to partners                  --           (29)       (3,261)      (3,290)

Partners' capital (deficiency)
  at December 31, 2003                 49,995        $ 105       $(10,491)    $(10,386)




            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended December 31,
                                                               2003           2002
Cash flows from operating activities:
  Net income                                                  $ 1,497        $ 1,662
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss on early extinguishment of debt                          --             27
     Depreciation                                               2,301          2,187
     Casualty gain                                                 --           (229)
     Amortization of discounts and loan costs                     170            212
     Change in accounts:
      Receivables and deposits                                     50           (201)
      Other assets                                                (79)           (19)
      Accounts payable                                             39           (157)
      Tenant security deposit liabilities                          33            (15)
      Accrued property taxes                                      240           (194)
      Other liabilities                                          (125)           230
        Net cash provided by operating activities               4,126          3,503

Cash flows from investing activities:
  Property improvements and replacements                         (863)        (1,940)
  Net withdrawals from restricted escrows                          52            960
  Insurance proceeds received                                      --            296
        Net cash used in investing activities                    (811)          (684)

Cash flows from financing activities:
  Proceeds from mortgage notes payable                             --         34,155
  Repayment of mortgage notes payable                              --        (17,010)
  Payments on mortgage notes payable                             (826)          (693)
  Loan cost paid                                                  (26)          (849)
  Partners' distributions                                      (3,290)       (16,953)
        Net cash used in financing activities                  (4,142)        (1,350)

Net (decrease) increase in cash and cash equivalents             (827)         1,469
Cash and cash equivalents at beginning of period                1,986            517

Cash and cash equivalents at end of period                    $ 1,159        $ 1,986

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,182        $ 1,360

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


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

Loan Costs: Loan costs of approximately $875,000 less accumulated amortization of approximately $37,000 are included in other assets on the accompanying balance sheet and are being amortized by the straight-line method over the life of the loan. The total amortization expense for the years ended December 31, 2003 and 2002 was approximately $170,000 and $61,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $147,000 for the years 2004 through 2006, approximately $113,000 for 2007 and approximately $10,000 for 2008.

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

                                                  Years Ended December 31,
                                                    2003           2002
                                                       (in thousands)
Net cash provided by operating activities          $ 4,126        $ 3,503
Property improvements and replacements                (863)        (1,940)
Payments on mortgage notes payable                    (826)          (693)
Changes in restricted escrows, net                      52            960
Changes in reserves for net operating
  liabilities                                         (158)           356
Additional reserves                                 (2,331)        (2,186)

Net cash from operations                            $ --           $ --

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' capital (deficiency) for both of the twelve months ended December 31, 2003 and 2002 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2003 and 2002 were a decrease of approximately $158,000 and an increase of approximately $356,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,089,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Reserve Account: At December 31, 2003 approximately $235,000 was on deposit with the mortgage holder of Baymeadows Apartments, as required by the loan agreement. The reserve is intended for immediate repairs and enhancements at the property.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful like of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $98,000 and $96,000 for the years ended December 31, 2003 and 2002, respectively.

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

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal     Monthly                             Principal
                        Balance At     Payment     Stated                   Balance
                       December 31,   Including   Interest   Maturity       Due At
Property                   2003       Interest      Rate       Date        Maturity
                            (in thousands)                              (in thousands)
Baymeadows
  1st mortgage            $25,087       $ 97        (1)       9/16/07       $22,714

Quail Run
  1st mortgage              8,159          65      6.94%     07/01/22            --
Total                     $33,246       $ 162                               $22,714

(1) The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003).

On June 14, 2002, the Partnership refinanced the mortgage notes at Quail Run Apartments. Gross proceeds from the refinancing were $8,450,000 of which approximately $4,963,000 was used to repay the existing mortgage notes. The new note requires monthly principal and interest payments of approximately $65,000 at a fixed interest rate of 6.94% and matures July 1, 2022 at which time the loan is scheduled to be fully amortized. The old debt carried a fixed interest rate of 7.6%. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000, which is included in interest expense in the consolidated statement of operations at December 31, 2002 due to the write off of unamortized loan costs and mortgage discount. Total capitalized loan costs for the new mortgage were approximately $204,000 during the year ended December 31, 2002.

On November 16, 2002, the Partnership refinanced the mortgages encumbering Baymeadows Apartments. The refinancing replaced the first mortgage of approximately $11,554,000 and the second mortgage of approximately $493,000 with a new mortgage in the amount of $25,705,000. Total capitalized loan costs were approximately $26,000 and $645,000 during the years ended December 31, 2003 and 2002, respectively. Loan costs and the debt discount on the old mortgages were fully amortized in 2002.

Initially the November 16, 2002 refinancing of Baymeadows Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Baymeadows Apartments was required to make interest-only payments.

During December 2002, the loan on Baymeadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and revenues generated by the properties.
Prepayment penalties are required on the mortgage encumbering Quail Run Apartments if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                                      2004         $ 853
                                      2005            882
                                      2006            913
                                      2007         23,433
                                      2008            294
                                   Thereafter       6,871
                                     Total        $33,246

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.


The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              Years Ended December 31,
                                                 2003           2002

Net income as reported                          $ 1,497        $ 1,662
Add (deduct):
  Depreciation differences                        1,078          1,070
  Change in prepaid rental                          (35)           154
  Other                                             301           (207)

Federal taxable income                          $ 2,841        $ 2,679

Federal taxable income per limited
  partnership unit                              $ 56.26        $ 53.04

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

            Net assets as reported                      $(10,386)
            Land and buildings                             7,319
            Accumulated depreciation                     (17,838)
            Syndication                                    6,293
            Other                                            693

            Net assets - Federal tax basis              $(13,919)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $511,000 and $512,000 during the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $278,000 and $425,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $59,000 and $206,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $172,000 and $208,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,444 limited partnership units (the "Units") in the Partnership representing 68.90% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Note F - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                           Buildings        Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
        Description           Encumbrances      Land       Property      Acquisition
                             (in thousands)                            (in thousands)

Baymeadows Apartments           $25,087        $ 1,884      $26,916        $13,535
Quail Run Apartments              8,159            875       10,642          3,153

Totals                          $33,246        $ 2,759      $37,558        $16,688


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                                    Buildings
                                   And Related
                                    Personal                Accumulated      Date     Depreciable
      Description          Land     Property      Total     Depreciation   Acquired   Life-Years
                                                           (in thousands)
Baymeadows Apartments    $ 1,884     $40,451     $42,335      $26,307      09/30/82      5-36
Quail Run Apartments         875      13,795      14,670        9,349      01/03/83      5-34

         Totals          $ 2,759     $54,246     $57,005      $35,656


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2003           2002
                                                         (in thousands)
Real Estate
Balance at beginning of period                       $ 56,498       $ 54,711
  Property improvements                                   863          1,940
  Disposition of assets                                  (356)          (153)
Balance at end of period                             $ 57,005       $ 56,498

Accumulated Depreciation
Balance at beginning of period                       $ 33,711       $ 31,610
  Additions charged to expense                          2,301          2,187
  Disposition of assets                                  (356)           (86)
Balance at end of period                             $ 35,656       $ 33,711

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $64,324,000 and $63,508,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $53,494,000 and $52,272,000, respectively.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporate General Partner is Shelter Realty IV Corporation. The names and ages of, as well as the position and offices held by, the present director and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

Entity                                  Number of Units      Percentage
Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,685             7.37%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    16,052            32.11%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    14,707            29.42%

Cooper River Properties, LLC and AIMCO IPLP, L.P. (formerly known as Insignia Properties L.P.) are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $511,000 and $512,000 during the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $278,000 and $425,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $59,000 and $206,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $172,000 and $208,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,444 limited partnership units (the "Units") in the Partnership representing 68.90% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 for both 2003 and 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $13,000 and $18,000, respectively.

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



                                    SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

(iii) Contracts related to refinancing of debt:

      (g) Multifamily Note dated June 14, 2002, between Shelter Properties IV and Keycorp Real Estate Capital Markets, Inc. for Quail Run Apartments. (Filed as Exhibit 10(iii)g to Form 10-QSB - Quarterly or Transitional Report filed November 13, 2002 and incorporated herein by reference.)

      (j) Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between Shelter Properties IV and GMAC Commercial Mortgage Corporation.*

      (k) Guaranty dated November 1, 2002 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation.*

      (l) Consolidated Amended and Restated Payment Guaranty dated November 1, 2002 by Shelter Properties IV for the benefit of GMAC Commercial Mortgage Corporation.*

      (m) Completion/Repair and Security Agreement dated November 1, 2002 between Shelter Properties IV and GMAC Commercial Mortgage
            Corporation   for   the   benefit   of  GMAC   Commercial   Mortgage
            Corporation.*

            *Filed as Exhibits 10(iii)j through 10(iii)m, respectively, to Form 8-K of Registrant dated November 15, 2002 and incorporated herein by reference.


28 (a) Agreement of Limited Partnership for Quail Run IV Limited Partnership between Shelter IV GP Limited Partnership and Shelter Properties IV entered into on February 12, 1992. (Filed as Exhibit 28 to Form 10QSB - Quarterly or Transitional Report filed June 11, 1993 and incorporated herein by reference.)

31.1        Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date:  March 29, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice  President of Shelter  Realty IV
                                Corporation,   equivalent   of   the   chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior Vice  President and Chief  Accounting
                                Officer  of Shelter  Realty IV  Corporation,
                                equivalent of the chief financial officer of
                                the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties IV (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.