Form 10QSB
period 2004-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2004-05-14
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 405
   Receivables and deposits                                                      419
   Restricted escrows                                                            230
   Other assets                                                                1,115
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   54,344
                                                                57,103
      Less accumulated depreciation                            (36,233)       20,870
                                                                            $ 23,039

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 134
   Tenant security deposit liabilities                                           221
   Accrued property taxes                                                        198
   Other liabilities                                                             432
   Mortgage notes payable                                                     33,036

Partners' Capital (Deficiency)
   General partners                                             $ 99
   Limited partners (49,995 units issued and
      outstanding)                                             (11,081)      (10,982)
                                                                            $ 23,039

        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                            Three Months Ended
                                                                 March 31,
                                                           2004             2003
Revenues:
   Rental income                                          $2,289           $2,339
   Other income                                              244              180
      Total revenues                                       2,533            2,519

Expenses:
   Operating                                               1,007            1,085
   General and administrative                                 75               73
   Depreciation                                              577              573
   Interest                                                  296              344
   Property taxes                                            199              173
      Total expenses                                       2,154            2,248

Net income                                                $ 379             $ 271

Net income allocated to general partners (1%)              $ 4               $ 3

Net income allocated to limited partners (99%)               375              268

                                                          $ 379             $ 271

Net income per limited partnership unit                   $ 7.50           $ 5.36

Distributions per limited partnership unit                $19.30           $29.16


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2003                49,995         $ 105      $(10,491)   $(10,386)

Distributions to partners                  --            (10)        (965)       (975)

Net income for the three months
   ended March 31, 2004                    --              4          375         379

Partners' capital (deficiency)
   at March 31, 2004                   49,995          $ 99      $(11,081)   $(10,982)


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004         2003
Cash flows from operating activities:
   Net income                                                    $ 379        $ 271
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  577          573
      Amortization of loan costs                                     37            8
      Change in accounts:
        Receivables and deposits                                    (89)         (17)
        Other assets                                               (248)         (11)
        Accounts payable                                            (26)          89
        Tenant security deposit liabilities                         (22)           3
        Accrued property taxes                                      (42)         172
        Other liabilities                                           (42)        (174)
               Net cash provided by operating activities            524          914

Cash flows from investing activities:
   Property improvements and replacements                           (98)        (299)
   Net withdrawals from restricted escrows                            5           --
               Net cash used in investing activities                (93)        (299)

Cash flows from financing activities:
   Distributions to partners                                       (975)      (1,469)
   Payments on mortgage notes payable                              (210)        (204)
   Loan costs paid                                                   --          (19)
               Net cash used in financing activities             (1,185)      (1,692)

Net decrease in cash and cash equivalents                          (754)      (1,077)
Cash and cash equivalents at beginning of the period              1,159        1,986
Cash and cash equivalents at end of the period                   $ 405        $ 909

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 259        $ 336

        See Accompanying Notes to Consolidated Financial Statements


                           SHELTER PROPERTIES IV
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                      For the Three Months Ended
                                                               March 31,
                                                         2004             2003
                                                             (in thousands)
     Net cash provided by operating activities          $ 524            $ 914
        Payments on mortgage notes payable               (210)            (204)
        Property improvements and replacements            (98)            (299)
        Change in restricted escrows, net                   5               --
        Changes in reserves for net operating
          liabilities                                     469              (62)
        Additional reserves                              (690)            (349)
           Net cash from operations                      $ --             $ --

For the three months ended March 31, 2004 and 2003, the Corporate General Partner reserved approximately $690,000 and $349,000, respectively, to fund capital improvements and repairs at the Partnership's properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the three months ended March 31, 2004 and 2003, the Partnership paid to such affiliates approximately $125,000 and $127,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $64,000 and $80,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $3,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its costs for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $113,000. The Partnership was charged approximately $172,000 for 2003.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Baymeadows Apartments
         Jacksonville, Florida                         95%            96%

       Quail Run Apartments
         Columbia, South Carolina                      79%            85%

The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to military deployments, unemployment in the area, and low mortgage rates that encourage home ownership.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $379,000 compared to net income of approximately $271,000 for the corresponding period in 2003. The increase in net income was due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in other income partially offset by a decrease in rental income. Other income increased due to increases in corporate unit rent at Quail Run Apartments and increases in fees charged to residents at both properties. Rental income decreased due to a decrease in occupancy at Quail Run Apartments and an increase in bad debt expense at both properties partially offset by an increase in the average rental rate at Baymeadows Apartments.

Total expenses decreased due to decreases in operating and interest expenses partially offset by an increase in property tax expense. Operating expenses decreased due to decreases in maintenance and insurance expenses partially offset by an increase in property expense. Maintenance expense decreased due to decreases in contract labor, repairs and supplies at Baymeadows Apartments. Insurance expense decreased due to a decrease in hazard insurance at Baymeadows Apartments. Property expense increased due to an increase in payroll and related costs at both properties. Interest expense decreased due to lower variable interest rates on the mortgage encumbering Baymeadows Apartments. Tax expense increased due to an increase in the tax rate at Quail Run Apartments and an increase in the assessed value at Baymeadows Apartments.

Included in general and administrative expense for the three months ended March 31, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $405,000 compared to approximately $909,000 at March 31, 2003. Cash and cash equivalents decreased approximately $754,000 for the three months ended March 31, 2004 due to approximately $1,185,000 and $93,000 of cash used in financing and investing activities, respectively, partially offset by approximately $524,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $66,000 of capital improvements at Baymeadows Apartments, consisting primarily of plumbing fixture, floor covering and air conditioning unit replacements and electrical upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $431,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $32,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering and gutter replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $151,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,105,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $24,931,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner has the option to extend the maturity on this loan for another five years. After that period, the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations              $ 975            $19.30           $1,145           $22.67
Refinancing (1)             --               --              324             6.49
                        $ 975            $19.30           $1,469           $29.16

(1)   Proceeds from the refinancing of Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any further distributions to its partners in the year 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,451 limited partnership units (the "Units") in the Partnership representing 68.91% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.91% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the three months ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.