Form 10QSB
period 2004-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2004-08-13
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 523
   Receivables and deposits                                                      731
   Restricted escrows                                                            230
   Other assets                                                                1,026
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   54,762
                                                                57,521
      Less accumulated depreciation                            (36,820)       20,701
                                                                            $ 23,211

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 338
   Tenant security deposit liabilities                                           207
   Accrued property taxes                                                        396
   Other liabilities                                                             517
   Mortgage notes payable                                                     32,823

Partners' Capital (Deficiency)
   General partners                                             $ 98
   Limited partners (49,995 units issued and
      outstanding)                                             (11,168)      (11,070)
                                                                            $ 23,211


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                          2004          2003         2004          2003
Revenues:
  Rental income                          $ 2,308      $ 2,360       $ 4,597       $ 4,699
  Other income                               209          247           453           427
      Total revenues                       2,517        2,607         5,050         5,126

Expenses:
  Operating                                1,023        1,064         2,030         2,149
  General and administrative                  64           72           139           145
  Depreciation                               587          579         1,164         1,152
  Interest                                   294          223           590           567
  Property taxes                             197          172           396           345
      Total expenses                       2,165        2,110         4,319         4,358

Net income                                $ 352        $ 497         $ 731         $ 768

Net income allocated to general
  partners (1%)                            $ 4          $ 5           $ 7           $ 8
Net income allocated to limited
  partners (99%)                             348          492           724           760

                                          $ 352        $ 497         $ 731         $ 768

Net income per limited partnership
  unit                                   $ 6.96        $ 9.84       $ 14.48       $ 15.20

Distributions per limited
  partnership unit                       $ 8.72       $ 12.36       $ 28.02       $ 41.52


        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2003                49,995         $ 105      $(10,491)   $(10,386)

Distributions to partners                  --            (14)      (1,401)     (1,415)

Net income for the six months
   ended June 30, 2004                     --              7          724         731

Partners' capital (deficiency)
   at June 30, 2004                    49,995          $ 98      $(11,168)   $(11,070)


        See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net income                                                     $ 731        $ 768
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 1,164        1,152
     Amortization of loan costs                                      73           16
     Change in accounts:
      Receivables and deposits                                     (401)        (126)
      Other assets                                                 (195)        (294)
      Accounts payable                                              178          (65)
      Tenant security deposit liabilities                           (36)          21
      Accrued property taxes                                        156          344
      Other liabilities                                              43         (147)
         Net cash provided by operating activities                1,713        1,669

Cash flows from investing activities:
  Property improvements and replacements                           (516)        (465)
  Net withdrawals from restricted escrows                             5           --
         Net cash used in investing activities                     (511)        (465)

Cash flows from financing activities:
  Loan costs paid                                                    --          (19)
  Distributions to partners                                      (1,415)      (2,093)
  Payments on mortgage notes payable                               (423)        (410)
         Net cash used in financing activities                   (1,838)      (2,522)

Net decrease in cash and cash equivalents                          (636)      (1,318)
Cash and cash equivalents at beginning of period                  1,159        1,986
Cash and cash equivalents at end of period                       $ 523        $ 668

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 562        $ 653


        See Accompanying Notes to Consolidated Financial Statements


                           SHELTER PROPERTIES IV
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                        For the Six Months Ended
                                                                June 30,
                                                            2004         2003
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,713       $ 1,669
        Payments on mortgage notes payable                  (423)         (410)
        Property improvements and replacements              (516)         (465)
        Change in restricted escrows, net                      5            --
        Changes in reserves for net operating
          liabilities                                        255           267
        Additional reserves                               (1,034)       (1,061)
           Net cash from operations                       $ --           $ --

For the six months ended June 30, 2004 and 2003, the Corporate General Partner reserved approximately $1,034,000 and $1,061,000, respectively, to fund capital improvements and repairs at the Partnership's properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the six months ended June 30, 2004 and 2003, the Partnership paid to such affiliates approximately $249,000 and $256,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $118,000 and $143,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately
$3,000 and $34,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Baymeadows Apartments
         Jacksonville, Florida                         94%            95%

       Quail Run Apartments
         Columbia, South Carolina                      80%            88%

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2004 was approximately $352,000 and $731,000 respectively, compared to net income of approximately $497,000 and $768,000 for the corresponding periods in 2003. The decrease in net income for the three month period is due to a decrease in total revenue and an increase in total expenses. The decrease in net income for the six month period is due to a decrease in total revenue partially offset by a decrease in total expenses. Total revenues decreased for the three month period due to decreases in rental and other income. Total revenues decreased for the six month period due to a decrease in rental income offset by an increase in other income. Rental income for both periods decreased due to a decrease in occupancy at Quail Run Apartments and an increase in bad debt expense at both properties. For the three month period, other income decreased due to a decrease in corporate unit rental at Quail Run Apartments. For the six month period, other income increased due to increases in lease cancellation fees and utility reimbursements at Baymeadows Apartments.

Total expenses increased for the three month period due to increases in interest and property tax expenses partially offset by a decrease in operating expenses. Total expenses for the six month period decreased due to a decrease in operating expenses partially offset by increases in interest and property tax expenses. Interest expense increased due to an increase in loan cost amortization at Baymeadows Apartments due to a change in the amortization period. Property tax expense increased due to an increase in the tax rate at Quail Run Apartments and an increase in the assessed value at Baymeadows Apartments. Operating expenses decreased due to decreases in maintenance and insurance expenses partially offset by an increase in property expense. Maintenance expense decreased due to decreases in contract labor and repairs and supplies at Baymeadows Apartments. Insurance expense decreased due to a decrease in the hazard insurance premiums at Baymeadows Apartments. Property expense increased due to an increase in payroll and related benefits at both properties.

Included in general and administrative expense for the six months ended June 30, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $523,000 compared to approximately $668,000 at June 30, 2003. Cash and cash equivalents decreased approximately $636,000 since December 31, 2003 due to approximately $1,838,000 and $511,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,713,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Baymeadows Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $192,000 of capital improvements at Baymeadows Apartments, consisting primarily of electrical upgrades and plumbing fixture, floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $305,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $324,000 of capital improvements at Quail Run Apartments, consisting primarily of siding replacement, recreational facility upgrades, exterior painting, structural upgrades and floor covering and gutter replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $8,049,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $24,774,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner has the option to extend the maturity on this loan for another five years. After that period, the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations              $1,415           $28.02           $1,769           $35.03
Refinancing (1)             --               --              324             6.49
                        $1,415           $28.02           $2,093           $41.52

(1) Remaining proceeds from the refinancing of Baymeadows Apartments in November 2002.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,466 limited partnership units (the "Units") in the Partnership representing 68.91% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.91% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  Shelter  Realty  IV
                                    Corporation,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.