Form 10QSB
period 2004-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2004-11-12
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 504
   Receivables and deposits                                                      824
   Restricted escrows                                                            230
   Other assets                                                                  964
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   55,063
                                                                57,822
      Less accumulated depreciation                            (37,388)       20,434
                                                                            $ 22,956

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 247
   Tenant security deposit liabilities                                           192
   Accrued property taxes                                                        593
   Other liabilities                                                             466
   Mortgage notes payable                                                     32,609

Partners' Capital (deficiency)
   General partners                                             $ 97
   Limited partners (49,995 units issued and
      outstanding)                                             (11,248)      (11,151)
                                                                            $ 22,956

                See Accompanying Notes to Financial Statements

PAGE>

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                          2004          2003         2004          2003
Revenues:
  Rental income                          $ 2,369      $ 2,424       $ 6,966       $ 7,123
  Other income                               258          254           711           681
      Total revenues                       2,627        2,678         7,677         7,804

Expenses:
  Operating                                1,219        1,161         3,249         3,310
  General and administrative                  56           69           195           214
  Depreciation                               568          571         1,732         1,723
  Interest                                   317          271           907           838
  Property taxes                             198          156           594           501
      Total expenses                       2,358        2,228         6,677         6,586

Net income                                $ 269        $ 450        $ 1,000       $ 1,218

Net income allocated to general
  partners (1%)                            $ 3          $ 4          $ 10          $ 12
Net income allocated to limited
  partners (99%)                             266          446           990         1,206

                                          $ 269        $ 450        $ 1,000       $ 1,218

Net income per limited partnership
  unit                                   $ 5.32        $ 8.92       $ 19.80       $ 24.12

Distributions per limited
  partnership unit                       $ 6.92       $ 14.15       $ 34.94       $ 55.67

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES IV
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2003                49,995         $ 105     $ (10,491)   $(10,386)

Distributions to partners                  --            (18)      (1,747)     (1,765)

Net income for the nine months
   ended September 30, 2004                --             10          990       1,000

Partners' capital (deficiency)
   at September 30, 2004               49,995          $ 97      $(11,248)   $(11,151)

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net income                                                    $ 1,000      $ 1,218
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 1,732        1,723
     Amortization of loan costs                                     110           24
     Change in accounts:
      Receivables and deposits                                     (494)        (251)
      Other assets                                                 (170)        (198)
      Accounts payable                                              (87)        (108)
      Tenant security deposit liabilities                           (51)          23
      Accrued property taxes                                        353          501
      Other liabilities                                              (8)        (120)
         Net cash provided by operating activities                2,385        2,812

Cash flows from investing activities:
  Property improvements and replacements                           (643)        (733)
  Net withdrawals from (deposits to) restricted escrows               5           (1)
         Net cash used in investing activities                     (638)        (734)

Cash flows from financing activities:
  Loan costs paid                                                    --          (27)
  Distributions to partners                                      (1,765)      (2,807)
  Payments on mortgage notes payable                               (637)        (617)
         Net cash used in financing activities                   (2,402)      (3,451)

Net decrease in cash and cash equivalents                          (655)      (1,373)
Cash and cash equivalents at beginning of period                  1,159        1,986
Cash and cash equivalents at end of period                       $ 504        $ 613

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 854        $ 877

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                      $ 174        $ --

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                            2004           2003
                                                             (in thousands)

     Net cash provided by operating activities           $ 2,385          $ 2,812
        Payments on mortgage notes payable                  (637)            (617)
        Property improvements and replacements              (643)            (733)
        Change in restricted escrows, net                      5               (1)
        Changes in reserves for net operating
          liabilities                                        457              153
        Additional reserves                               (1,567)          (1,614)
           Net cash from operations                       $ --             $ --


For the nine months ended September 30, 2004 and 2003, the Corporate General Partner reserved approximately $1,567,000 and $1,614,000, respectively, to fund capital improvements and repairs at the Partnership's properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the nine months ended September 30, 2004 and 2003, the Partnership paid to such affiliates approximately $374,000 and $388,000, respectively, which is included in operating expense.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $197,000 and $220,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $36,000 and $55,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based upon a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Baymeadows Apartments
         Jacksonville, Florida                         94%            95%

       Quail Run Apartments
         Columbia, South Carolina                      84%            88%

The Corporate General Partner attributes the decrease in occupancy at Quail Run Apartments to military deployments, unemployment in the area, and low mortgage rates that encourage home ownership.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2004 was approximately $269,000 and $1,000,000, respectively, compared to net income of approximately $450,000 and $1,218,000 for the corresponding periods in 2003. The decrease in net income for the three and nine month periods is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for both periods due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and the average rental rate at Quail Run Apartments and an increase in bad debt expense at both investment properties. Other income increased due to increases in lease cancellation fees and late charges at Baymeadows Apartments partially offset by decreases in utility reimbursements and corporate unit rental at Quail Run Apartments.

For the three months ended September 30, 2004, total expenses increased due to increases in operating, interest and property tax expenses, partially offset by a decrease in general and administrative expense. For the nine months ended September 30, 2004, total expenses increased due to increases in interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. For the three month period, operating expenses increased due to increases in advertising and property expenses, partially offset by decreases in insurance and maintenance expenses. For the nine month period, operating expenses decreased due to decreases in insurance and maintenance expenses, partially offset by increases in advertising and property expenses. For both periods, advertising expense increased due to increases in resident relations and promotions, primarily at Baymeadows Apartments. Property expense increased due to an increase in payroll and related benefits at both investment properties and an increase in corporate unit expense at Quail Run Apartments. Insurance expense decreased due to a decrease in hazard insurance premiums at Baymeadows Apartments. Maintenance expense decreased due to decreases in contract labor, repairs and supplies at Baymeadows Apartments, partially offset by an increase in contract labor at Quail Run Apartments and due to the accrual for the estimated costs of clean up from the hurricanes that affected Baymeadows0 Apartments. Interest expense for both periods increased due to an increase in loan cost amortization at Baymeadows Apartments due to a change in the amortization period. Property tax expense for both periods increased due to an increase in the tax rate at Quail Run Apartments and an increase in the assessed value at Baymeadows Apartments.

General and administrative expense decreased for the three and nine month periods due to a decrease in the expected cost of the annual audit. Included in general and administrative expense for the nine months ended September 30, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $504,000 compared to approximately $613,000 at September 30, 2003. Cash and cash equivalents decreased approximately $655,000 since December 31, 2003 due to approximately $638,000 and $2,402,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,385,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Baymeadows  Apartments:  During the nine months ended  September  30, 2004,  the
Partnership completed approximately $395,000 of capital improvements at Baymeadows Apartments, consisting primarily of structural and electrical upgrades and plumbing fixture, water heater, floor covering, air conditioning unit, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $102,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $422,000 of capital improvements at Quail Run Apartments, consisting primarily of structural upgrades, siding replacement, and air conditioning unit, floor covering, cabinet, and gutter replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $7,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $7,993,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $24,616,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner has the option to extend the maturity on this loan for another five years. After that period, the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit

Operations              $1,765           $34.94           $2,483           $49.18
Refinancing (1)             --               --              324             6.49
                        $1,765           $34.94           $2,807           $55.67

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 34,466 limited partnership units (the "Units") in the Partnership representing 69.94% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 5, 2004 AIMCO Properties L.P. made a tender offer to purchase any and all of the Units not owned by affiliates of AIMCO for a purchase price of $397.68 per Unit. The tender offer expires on December 7, 2004, unless extended. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.94% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.


The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS


                  See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  IV
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.