Form 10KSB
period 2004-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2005-03-25
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________to_________

                         Commission file number 0-10884

                              SHELTER PROPERTIES IV
                 (Name of small business issuer in its charter)

        South Carolina                                             57-0721760
(State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization)                               Identification No.)

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

State issuer's revenues for its most recent fiscal year.  $10,283,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                           Gross
                         Carrying   Accumulated   Depreciable                Federal
        Property           Value    Depreciation   Life-Years   Method      Tax Basis
                              (in thousands)                             (in thousands)

Baymeadows Apartments     $42,994     $28,092         5-36        S/L        $ 8,581

Quail Run Apartments       15,157       9,861         5-34        S/L          2,073

         Total            $58,151     $37,953                                $10,654

See "Note A - Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                         Principal                                          Principal
                        Balance At      Stated                               Balance
                       December 31,    Interest     Period     Maturity      Due At
      Property             2004          Rate     Amortized      Date     Maturity (1)
                      (in thousands)                                     (in thousands)
Baymeadows
 1st mortgage             $24,457        (2)       360 mo.     9/16/07       $22,714

Quail Run
  1st mortgage              7,936      6.94%(3)    240 mo.     07/01/22           --
Total                     $32,393                                            $22,714

(1) See "Item 7, Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2) The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004).

(3)   Fixed rate mortgage.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2004 and 2003:

                                 Average Annual             Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2004           2003          2004         2003
 Baymeadows (1)              $8,743         $8,445         93%          96%
 Quail Run                    7,848          8,034         87%          87%

(1) The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to the rehabilitation of the property as a result of damages suffered from hurricanes during the year. Approximately 40 units were unavailable for occupancy at December 31, 2004.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                    2004             2004
                                  Billing            Rate
                                 (in thousands)
Baymeadows                         $ 436              1.80%
Quail Run                            249               38.8% (a)

(a) The rates are based on the local authority's assessed value of the investment property.

Capital Improvements

Baymeadows Apartments

The Partnership completed approximately $676,000 in capital expenditures at Baymeadows Apartments, consisting primarily of structural upgrades, electrical breakers, plumbing fixtures, furniture, air conditioning units and water heaters, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Quail Run Apartments

The Partnership completed approximately $488,000 in capital expenditures at Quail Run Apartments, consisting primarily of structural upgrades, recreational facility upgrades, exterior painting and balcony, floor covering, water heater, air conditioning unit, and appliance replacements. Those improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,995 limited partnership units (the "Units") aggregating $49,995,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,590 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 36,076 units or 72.16% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the twelve months ended December 31, 2004 and 2003 (in thousands, except per unit data). See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2004      Unit       December 31, 2003      Unit

Operations               $1,765           $34.94           $ 2,966          $ 58.74
Refinancing (1)              --               --               324             6.49
                         $1,765           $34.94           $ 3,290          $ 65.23

(1) From the refinancings of Quail Run Apartments in June 2002 and Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to December 31, 2004, approximately $150,000 (approximately $148,500 to the limited partners or $2.97 per limited partnership unit) was distributed from operations to the partners. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,076 Units in the Partnership representing 72.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net income for the years ended December 31, 2004 and 2003 was approximately $1,230,000 and $1,497,000, respectively. The decrease in net income for the year ended December 31, 2004 was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy at Baymeadows Apartments, a decrease in the average rental rates at Quail Run Apartments and an increase in bad debt expense at both investment properties partially offset by an increase in the average rental rates at Baymeadows Apartments. Other income decreased due to decreases in resident utility payments, late charges and corporate unit rental at Quail Run Apartments, partially offset by an increase in lease cancellation fees at both investment properties.

Total expenses increased due to an increase in operating and interest expenses. Operating expenses increased due to increases in advertising, property, and insurance damage expenses, partially offset by a decrease in insurance expense. Advertising expense increased due to increases in leasing promotions, resident relations, and web advertising at both investment properties, partially offset by a decrease in referral fees at Baymeadows Apartments. Property expenses increased due to an increase in payroll and related costs and an increase in utilities at both investment properties. Insurance expenses decreased due to a decrease in hazard insurance premiums at Baymeadows Apartments. Interest expense increased due to an increase in financial expenses related to the mortgage at Baymeadows Apartments.

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. At December 31, 2004, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During the year ended December 31, 2004, the Partnership recognized a casualty loss of approximately $6,000 as a result of the write-off of undepreciated damaged assets, and this loss is included in operating expense on the accompanying consolidated statements of operations. In addition to the damages, the Partnership incurred clean up costs of approximately $51,000 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Included in general and administrative expense for the years ended December 31, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $505,000 compared to approximately $1,159,000 at December 31, 2003. Cash and cash equivalents decreased approximately $654,000 since December 31, 2003 due to approximately $1,130,000 and $2,618,000 of cash used in investing and financing activities, respectively, partially offset by approximately $3,094,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.


The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $7,936,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $24,457,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the twelve months ended December 31, 2004 and 2003 (in thousands, except per unit data).

                                        Per Limited                       Per Limited
                       Year Ended       Partnership      Year Ended       Partnership
                    December 31, 2004      Unit       December 31, 2003      Unit

Operations               $1,765           $34.94           $ 2,966          $58.74
Refinancing (1)              --               --               324             6.49
                         $1,765           $34.94           $ 3,290          $ 65.23

(1) From the refinancings of Quail Run Apartments in June 2002 and Baymeadows Apartments in November 2002.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to December 31, 2004, approximately $150,000 (approximately $148,500 to the limited partners or $2.97 per limited partnership unit) was distributed from operations to the partners. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,076 limited partnership units (the "Units") in the Partnership representing 72.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


SHELTER PROPERTIES IV



LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003.

      Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2004 and 2003.

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003.

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Shelter Properties IV


We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2004, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                              SHELTER PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 505
   Receivables and deposits                                                       462
   Restricted escrows                                                             230
   Other assets                                                                   849
   Investment properties (Notes B and F):
      Land                                                   $ 2,759
      Buildings and related personal property                  55,392
                                                               58,151
      Less accumulated depreciation                           (37,953)         20,198

                                                                             $ 22,244

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 103
   Tenant security deposit liabilities                                            177
   Other liabilities                                                              492
   Mortgage notes payable (Note B)                                             32,393

Partners' Capital (Deficiency)
   General partners                                            $ 99
   Limited partners (49,995 units issued and
      outstanding)                                            (11,020)        (10,921)

                                                                             $ 22,244

      See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2004           2003
Revenues:
  Rental income                                               $ 9,355        $ 9,462
  Other income                                                    928            959
      Total revenues                                           10,283         10,421

Expenses:
  Operating                                                     4,518          4,424
  General and administrative                                      255            258
  Depreciation                                                  2,309          2,301
  Interest                                                      1,284          1,247
  Property taxes                                                  687            694
      Total expenses                                            9,053          8,924

Net income (Note C)                                           $ 1,230        $ 1,497

Net income allocated to general partners (1%)                  $ 12           $ 15
Net income allocated to limited partners (99%)                  1,218          1,482

                                                              $ 1,230        $ 1,497

Net income per limited partnership unit                       $ 24.36        $ 29.64

Distributions per limited partnership unit                    $ 34.94        $ 65.23

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES IV

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership    General      Limited
                                        Units       Partners     Partners      Total

Original capital contributions          50,000        $ 2        $ 50,000     $ 50,002

Partners' capital (deficiency) at
  December 31, 2002                     49,995       $ 119       $ (8,712)    $ (8,593)

Net income for the year ended
  December 31, 2003                         --           15         1,482        1,497

Distributions to partners                   --          (29)       (3,261)      (3,290)

Partners' capital (deficiency)
  At December 31, 2003                  49,995          105       (10,491)     (10,386)

Net income for the year ended
  December 31, 2004                         --           12         1,218        1,230

Distributions to partners                   --          (18)       (1,747)      (1,765)

Partners' capital (deficiency)
  at December 31, 2004                  49,995        $ 99       $(11,020)    $(10,921)


      See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended December 31,
                                                               2004           2003
Cash flows from operating activities:
  Net income                                                  $ 1,230        $ 1,497
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               2,309          2,301
     Casualty loss                                                  6             --
     Amortization of loan costs                                   147            170
     Change in accounts:
      Receivables and deposits                                   (132)            50
      Other assets                                                (92)           (79)
      Accounts payable                                            (86)            39
      Tenant security deposit liabilities                         (66)            33
      Accrued property taxes                                     (240)           240
      Other liabilities                                            18           (125)
        Net cash provided by operating activities               3,094          4,126

Cash flows from investing activities:
  Property improvements and replacements                       (1,135)          (863)
  Net withdrawals from restricted escrows                           5             52
        Net cash used in investing activities                  (1,130)          (811)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (853)          (826)
  Loan cost paid                                                   --            (26)
  Distributions to partners                                    (1,765)        (3,290)
        Net cash used in financing activities                  (2,618)        (4,142)

Net decrease in cash and cash equivalents                        (654)          (827)
Cash and cash equivalents at beginning of year                  1,159          1,986

Cash and cash equivalents at end of year                       $ 505         $ 1,159

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,184        $ 1,182
Property improvements and replacements in accounts
  payable                                                      $ 29           $ --

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Deferred Costs: Loan costs of approximately $875,000 less accumulated amortization of approximately $320,000 are included in other assets on the accompanying balance sheet. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2004 and 2003 was approximately $147,000 and $170,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $147,000 for the years 2005 and 2006, approximately $113,000 for the year 2007, and approximately $10,000 for the years 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

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

                                                  Years Ended December 31,
                                                    2004           2003
                                                       (in thousands)
Net cash provided by operating activities          $ 3,094        $ 4,126
Property improvements and replacements              (1,135)          (863)
Payments on mortgage notes payable                    (853)          (826)
Changes in restricted escrows, net                       5             52
Changes in reserves for net operating
  Liabilities                                          598           (158)
Additional reserves                                 (1,709)        (2,331)

Net cash from operations                            $ --           $ --

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' capital (deficiency) for both of the twelve months ended December 31, 2004 and 2003 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2004 and 2003 were an increase of approximately $598,000 and a decrease of approximately $158,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $446,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Reserve Account: At December 31, 2004 approximately $230,000 was on deposit with the mortgage holder of Baymeadows Apartments, as required by the loan agreement. The reserve is intended for immediate repairs and enhancements at the property.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $131,000 and $98,000 for the years ended December 31, 2004 and 2003, respectively.

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

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal     Monthly                             Principal
                        Balance At     Payment     Stated                   Balance
                       December 31,   Including   Interest   Maturity       Due At
Property                   2004       Interest      Rate       Date        Maturity
                            (in thousands)                              (in thousands)
Baymeadows
  1st mortgage            $24,457       $ 97        (1)       9/16/07       $22,714

Quail Run
  1st mortgage              7,936          65     6.94%(2)   07/01/22            --
Total                     $32,393       $ 162                               $22,714

(1) The mortgage was refinanced at a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004).

(2)   Fixed rate mortgage

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and revenues generated by the properties.
Prepayment penalties are required on the mortgage encumbering Quail Run Apartments if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                                      2005         $ 882
                                      2006            913
                                      2007         23,432
                                      2008            294
                                      2009            316
                                   Thereafter       6,556
                                     Total        $32,393

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              Years Ended December 31,
                                                 2004           2003

Net income as reported                          $ 1,230        $ 1,497
Add (deduct):
  Casualty                                            7             --
  Depreciation differences                        1,009          1,078
  Change in prepaid rental                          (53)           (35)
  Other                                            (239)           301

Federal taxable income                          $ 1,954        $ 2,841

Federal taxable income per limited
  partnership unit                              $ 38.70        $ 56.26


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported                 $(10,921)
            Land and buildings                             7,654
            Accumulated depreciation                     (17,198)
            Syndication                                    6,293
            Other                                            443

            Net liabilities - Federal tax basis         $(13,729)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $504,000 and $511,000 during the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $255,000 and $278,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $42,000 and $59,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $34,000 for accountable administrative expenses, which is included in other liabilities.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $159,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,076 limited partnership units (the "Units") in the Partnership representing 72.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Casualty

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. At December 31, 2004, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During the year ended December 31, 2004, the Partnership recognized a casualty loss of approximately $6,000 as a result of the write-off of undepreciated damaged assets, and this loss is included in operating expense on the accompanying consolidated statements of operations. In addition to the damages, the Partnership incurred clean up costs of approximately $51,000 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Note F - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                           Buildings        Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
        Description           Encumbrances      Land       Property      Acquisition
                             (in thousands)                            (in thousands)

Baymeadows Apartments           $24,457        $ 1,884      $26,916        $14,194
Quail Run Apartments              7,936            875       10,642          3,640

Totals                          $32,393        $ 2,759      $37,558        $17,834


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                   And Related
                                    Personal                Accumulated      Date     Depreciable
      Description          Land     Property      Total     Depreciation   Acquired   Life-Years
                                                           (in thousands)
Baymeadows Apartments    $ 1,884     $41,110     $42,994      $28,092      09/30/82      5-36
Quail Run Apartments         875      14,282      15,157        9,861      01/03/83      5-34

         Totals          $ 2,759     $55,392     $58,151      $37,953

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2004           2003
                                                         (in thousands)
Real Estate
Balance at beginning of period                       $ 57,005       $ 56,498
  Property improvements                                 1,164            863
  Disposition of assets                                   (18)          (356)
Balance at end of period                             $ 58,151       $ 57,005

Accumulated Depreciation
Balance at beginning of period                       $ 35,656       $ 33,711
  Additions charged to expense                          2,309          2,301
  Disposition of assets                                   (12)          (356)
Balance at end of period                             $ 37,953       $ 35,656

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $65,805,000 and $64,324,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $55,151,000 and $53,494,000, respectively.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

Entity                                  Number of Units      Percentage
Cooper River Properties, LLC
  (an affiliate of AIMCO)                     3,685             7.37%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    16,052            32.11%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    16,339            32.68%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $504,000 and $511,000 during the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $255,000 and $278,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $42,000 and $59,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $34,000 for accountable administrative expenses, which is included in other liabilities.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $159,000 and $172,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,076 limited partnership units (the "Units") in the Partnership representing 72.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $12,000 and $13,000 for 2004 and 2003, respectively.

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



                                    SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive    Date: March  25, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice  Date: March  25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President            Date: March  25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005

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


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties IV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.