Form 10QSB
period 2005-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2005-05-13
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 456
   Receivables and deposits                                                      532
   Restricted escrows                                                            230
   Other assets                                                                1,002
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   55,999
                                                                58,758
      Less accumulated depreciation                            (38,536)       20,222
                                                                            $ 22,442

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 224
   Tenant security deposit liabilities                                           159
   Accrued property taxes                                                        204
   Other liabilities                                                             522
   Mortgage notes payable                                                     32,175

Partners' Capital (Deficiency)
   General partners                                             $ 99
   Limited partners (49,995 units issued and
      outstanding)                                             (10,941)      (10,842)
                                                                            $ 22,442

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                 March 31,
                                                           2005             2004
Revenues:
   Rental income                                          $2,335           $2,289
   Other income                                              190              244
      Total revenues                                       2,525            2,533

Expenses:
   Operating                                               1,064            1,007
   General and administrative                                 78               75
   Depreciation                                              587              577
   Interest                                                  372              296
   Property taxes                                            195              199
      Total expenses                                       2,296            2,154

Net income                                                $ 229             $ 379

Net income allocated to general partners (1%)              $ 2               $ 4

Net income allocated to limited partners (99%)               227              375

                                                          $ 229             $ 379

Net income per limited partnership unit                   $ 4.54           $ 7.50

Distributions per limited partnership unit                $ 2.96           $19.30


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2004                49,995          $ 99      $(11,020)   $(10,921)

Distributions to partners                  --             (2)        (148)       (150)

Net income for the three months
   ended March 31, 2005                    --              2          227         229

Partners' capital (deficiency)
   at March 31, 2005                   49,995          $ 99      $(10,941)   $(10,842)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2005       2004
Cash flows from operating activities:
   Net income                                                    $ 229        $ 379
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  587          577
      Bad debt expense                                               51           75
      Casualty loss                                                   3           --
      Amortization of loan costs                                     36           37
      Change in accounts:
        Receivables and deposits                                   (121)        (164)
        Other assets                                               (189)        (248)
        Accounts payable                                              4          (26)
        Tenant security deposit liabilities                         (18)         (22)
        Accrued property taxes                                      204          (42)
        Other liabilities                                            30          (42)
               Net cash provided by operating activities            816          524

Cash flows from investing activities:
   Property improvements and replacements                          (497)         (98)
   Net withdrawals from restricted escrows                           --            5
               Net cash used in investing activities               (497)         (93)

Cash flows from financing activities:
   Distributions to partners                                       (150)        (975)
   Payments on mortgage notes payable                              (218)        (210)
               Net cash used in financing activities               (368)      (1,185)

Net decrease in cash and cash equivalents                           (49)        (754)
Cash and cash equivalents at beginning of the period                505        1,159
Cash and cash equivalents at end of the period                   $ 456        $ 405

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 348        $ 259
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
    payable                                                      $ 146        $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 is approximately $29,000 of improvements, which were included in accounts payable at December 31, 2004.


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain  2004   balances  have  been   reclassified   to  conform  to  the  2005
presentation.

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

                                                       For the Three Months Ended
                                                                March 31,
                                                               2005        2004
                                                             (in thousands)
     Net cash provided by operating activities            $ 816            $ 524
        Payments on mortgage notes payable                  (218)            (210)
        Property improvements and replacements              (497)             (98)
        Change in restricted escrows, net                     --                5
        Changes in reserves for net operating
          liabilities                                         90              544
        Additional reserves                                 (191)            (765)
           Net cash from operations                       $ --             $ --

For the three months ended March 31, 2005 and 2004, the Corporate General Partner reserved approximately $191,000 and $765,000, respectively, to fund capital improvements and repairs at the Partnership's properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the three months ended March 31, 2005 and 2004, the Partnership paid to such affiliates approximately $128,000 and $125,000, respectively, which is included in operating expense.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $80,000 and $64,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $16,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2005.

Subsequent to March 31, 2005, and in accordance with the Partnership Agreement, an affiliate of the Corporate General Partner has advanced the Partnership approximately $202,000 to help fund the redevelopment at Baymeadows Apartments. Interest on the advances will be charged at prime plus 2%, or 7.75% at March 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $120,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $159,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Casualty

In September  2004,  Baymeadows  Apartments  experienced  damage from Hurricanes
Frances and Jeanne. At March 31, 2005, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the three months ended March 31, 2005, the Partnership recognized an additional casualty loss of approximately $3,000 as a result of the write-off of undepreciated damaged assets. This loss is included in operating expense on the accompanying consolidated statements of operations. In addition to the damages, the Partnership incurred clean up costs of approximately $44,000 during the three months ended March 31, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2005 and 2004:

                                                             Average
                                                            Occupancy
       Property                                        2005          2004

       Baymeadows Apartments (1)
         Jacksonville, Florida                         87%            95%

       Quail Run Apartments (2)
         Columbia, South Carolina                      94%            79%

(1) The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to current redevelopment of the property that has resulted in less units available for rent.

(2) The Corporate General Partner attributes the increase in occupancy at Quail Run Apartments to a military deployment in the local market area during the first quarter of 2004. Occupancy has since recovered.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $229,000 compared to net income of approximately $379,000 for the corresponding period in 2004. The decrease in net income is due to an increase in total expenses. Total revenues remained relatively constant for the three months ended March 31, 2005 due to a decrease in other income which was offset by an increase in rental income.

Total expenses increased due to increases in operating and interest expenses. Operating expense increased due to increases in property and insurance damage expense, partially offset by a decrease in maintenance expense. Property expense increased due to an increase in payroll and related costs at both investment properties and an increase in model unit expense at Baymeadows Apartments partially offset by a decrease in corporate unit expense at Quail Run Apartments. Insurance damage expense increased due to the clean up costs associated with the hurricane damage at Baymeadows Apartments. Maintenance expense decreased due to capitalized costs associated with the redevelopment of Baymeadows Apartments and a decrease in contract labor at both investment properties. Interest expense increased due to an increase in the variable rate on the mortgage at Baymeadows Apartments.

In September  2004,  Baymeadows  Apartments  experienced  damage from Hurricanes
Frances and Jeanne. At March 31, 2005, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the three months ended March 31, 2005, the Partnership recognized an additional casualty loss of approximately $3,000 as a result of the write-off of undepreciated damaged assets. This loss is included in operating expense on the accompanying consolidated statements of operations. In addition to the damages, the Partnership incurred clean up costs of approximately $44,000 during the three months ended March 31, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Other income decreased due to decreases in corporate unit rent at Quail Run Apartments and in late charges at Baymeadows Apartments. Rental income increased due to an increase in occupancy at Quail Run Apartments and a decrease in bad debt expense at Quail Run Apartments partially offset by a decrease in occupancy at Baymeadows Apartments.

Included in general and administrative expense for the three months ended March 31, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $456,000 compared to approximately $405,000 at March 31, 2004. Cash and cash equivalents decreased approximately $49,000 since December 31, 2004 due to approximately $497,000 and $368,000 of cash used in investing and financing activities, respectively, partially offset by approximately $816,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $597,000 of capital improvements at Baymeadows Apartments, consisting primarily of structural upgrades, building improvements, water heaters, office computers, floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the second quarter of 2006 at a total estimated cost of approximately $23,819,000 of which approximately $617,000 was completed as of March 31, 2005. Included in these construction costs are capitalized interest costs of approximately $18,000, capitalized tax and insurance expenses of approximately $8,000 and other construction period operating costs of approximately $15,000 for the three months ended March 31, 2005. The project is being funded by operations and advances from an affiliate of the Corporate General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $17,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $7,878,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $24,297,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner has the option to extend the maturity on this loan for another five years. After that period, the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2005        Unit        March 31, 2004        Unit

Operations              $ 150            $ 2.96           $ 975            $19.30

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,351 limited partnership units (the "Units") in the Partnership representing 72.71% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 13, 2005

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

10    (i)   Contracts related to acquisition of properties:

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

   32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 13, 2005

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

Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  IV
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.