Form 10QSB
period 2005-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2005-08-15
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005

Assets
   Cash and cash equivalents                                                 $ 225
   Receivables and deposits                                                  1,063
   Restricted escrows                                                          231
   Other assets                                                                911
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   57,710
                                                                60,469
      Less accumulated depreciation                            (39,114)     21,355
                                                                          $ 23,785

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 729
   Tenant security deposit liabilities                                         144
   Due to affiliates (Note C)                                                  853
   Accrued property taxes                                                      416
   Other liabilities                                                           450
   Mortgage notes payable                                                   31,955

Partners' Capital (Deficiency)
   General partners                                             $ 100
   Limited partners (49,995 units issued and
      outstanding)                                             (10,862)    (10,762)
                                                                          $ 23,785


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                          2005          2004         2005          2004
Revenues:
  Rental income                          $ 2,185      $ 2,308       $ 4,520       $ 4,597
  Other income                               208          209           398           453
      Total revenues                       2,393        2,517         4,918         5,050

Expenses:
  Operating                                1,071        1,023         2,135         2,030
  General and administrative                  74           64           152           139
  Depreciation                               578          587         1,165         1,164
  Interest                                   403          294           775           590
  Property taxes                             187          197           382           396
      Total expenses                       2,313        2,165         4,609         4,319

Net income                                $ 80         $ 352         $ 309         $ 731

Net income allocated to general
  partners (1%)                            $ 1          $ 4           $ 3           $ 7
Net income allocated to limited
  partners (99%)                              79          348           306           724

                                          $ 80         $ 352         $ 309         $ 731

Net income per limited
  partnership unit                       $ 1.58        $ 6.96       $ 6.12        $ 14.48

Distributions per limited
  partnership unit                        $ --         $ 8.72       $ 2.96        $ 28.02


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2004                49,995          $ 99      $(11,020)   $(10,921)

Distributions to partners                  --             (2)        (148)       (150)

Net income for the six months
   ended June 30, 2005                     --              3          306         309

Partners' capital (deficiency)
   at June 30, 2005                    49,995          $ 100     $(10,862)   $(10,762)


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2005      2004
Cash flows from operating activities:
  Net income                                                        $ 309       $ 731
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Casualty loss                                                       3          --
     Depreciation                                                    1,165       1,164
     Amortization of loan costs                                         73          73
     Change in accounts:
      Receivables and deposits                                        (601)       (401)
      Other assets                                                    (135)       (195)
      Accounts payable                                                  86         178
      Tenant security deposit liabilities                              (33)        (36)
      Due to affiliates                                                  4          --
      Accrued property taxes                                           416         156
      Other liabilities                                                (42)         43
         Net cash provided by operating activities                   1,245       1,713

Cash flows from investing activities:
  Property improvements and replacements                            (1,785)       (516)
  Net (deposits to) withdrawals from restricted escrows                 (1)          5
         Net cash used in investing activities                      (1,786)       (511)

Cash flows from financing activities:
  Advances from affiliates                                             849          --
  Distributions to partners                                           (150)     (1,415)
  Payments on mortgage notes payable                                  (438)       (423)
         Net cash provided by (used in) financing activities           261      (1,838)

Net decrease in cash and cash equivalents                             (280)       (636)
Cash and cash equivalents at beginning of period                       505       1,159
Cash and cash equivalents at end of period                          $ 225       $ 523

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 725       $ 562
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
    payable                                                         $ 569       $ --

Included in property improvements and replacements for the six months ended June
30, 2005 is approximately $29,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                        For the Six Months Ended
                                                                June 30,
                                                          2005              2004
                                                             (in thousands)

     Net cash provided by operating activities           $ 1,245          $ 1,713
        Payments on mortgage notes payable                  (438)            (423)
        Property improvements and replacements            (1,785)            (516)
        Change in restricted escrows, net                     (1)               5
        Changes in reserves for net operating
          liabilities                                        305              255
        Additional reserves                                   --           (1,034)
           Net cash used in operations                   $ (674)           $ --


For the six months ended June 30, 2004, the Corporate General Partner reserved approximately $1,034,000 to fund capital improvements and repairs at the Partnership's properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities.

Note C - Transactions with Affiliated Parties

The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the six months ended June 30, 2005 and 2004, the Partnership paid to such affiliates approximately $250,000 and $249,000, respectively, which is included in operating expense.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $135,000 and $118,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $17,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2005.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $849,000 to fund the redevelopment and to pay mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2%, or 8.25% at June 30, 2005, and was approximately $4,000 for the six months ended June 30, 2005. There were no such advances made during the six months ended June 30, 2004. At June 30, 2005, approximately $853,000 of advances and accrued interest was shown as due to affiliates on the accompanying consolidated balance sheet. Subsequent to June 30, 2005, the Corporate General Partner advanced approximately $625,000 to the Partnership to pay redevelopment invoices at Baymeadows Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $166,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. At June 30, 2005, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the six months ended June 30, 2005, the Partnership recognized an additional casualty loss of approximately $3,000 as a result of the write-off of undepreciated damaged assets. This loss is included in operating expense on the accompanying consolidated statements of operations. In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the six months ended June 30, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note F - Redevelopment of Property

One of the Partnership's investment properties, Baymeadows Apartments, is currently under redevelopment. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the second quarter of 2006 at a total estimated cost of approximately $23,819,000 of which approximately $2,161,000 was completed as of June 30, 2005. Included in these construction costs are capitalized interest costs of approximately $66,000, capitalized tax and insurance expenses of approximately $32,000 and other construction period operating costs of approximately $18,000 for the six months ended June 30, 2005.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Baymeadows Apartments (1)
         Jacksonville, Florida                         81%            94%

       Quail Run Apartments (2)
         Columbia, South Carolina                      95%            80%

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2005 was approximately $80,000 and $309,000, respectively, compared to net income of approximately $352,000 and $731,000 for the corresponding periods in 2004. Net income decreased for the three and six month periods due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three month period due to a decrease in rental income. Total revenues decreased for the six month period due to decreases in rental and other income. Rental income for both periods decreased due to a decrease in occupancy at Baymeadows Apartments partially offset by an increase in occupancy at Quail Run Apartments and an increase in the average rental rates at Baymeadows Apartments. Other income decreased for the six month period due to decreases in corporate unit rent and lease cancellation fees at Quail Run Apartments and a decrease in late charges at Baymeadows Apartments.

Total expenses increased for the three and six month periods due to increases in operating and interest expenses. Operating expense for the three month period increased due to an increase in administrative expense partially offset by a decrease in maintenance expense. Operating expense for the six month period increased due to increases in property and administrative expenses partially offset by a decrease in maintenance expense. Administrative expense for both periods increased due to an increase in professional fees at Baymeadows
Apartments. Property expense for the six month period increased due to an increase in model unit expenses at Baymeadows Apartments. Maintenance expense for both periods decreased due to a decrease in contract labor and an increase in capitalized costs associated with the redevelopment at Baymeadows Apartments partially offset by insurance damage expense associated with Hurricanes Frances and Jeanne, as discussed below. Interest expense increased due to an increase in the variable rate on the mortgage at Baymeadows Apartments partially offset by capitalized interest associated with the redevelopment.

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. At June 30, 2005, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the six months ended June 30, 2005, the Partnership recognized an additional casualty loss of approximately $3,000 as a result of the write-off of undepreciated damaged assets. This loss is included in operating expense on the accompanying consolidated statements of operations. In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the six months ended June 30, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Included in general and administrative expense for the six months ended June 30, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $225,000 compared to approximately $523,000 at June 30, 2004. Cash and cash equivalents decreased approximately $280,000 since December 31, 2004 due to approximately $1,786,000 of cash used in investing activities partially offset by approximately $1,245,000 and $261,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Cash provided by financing activities consisted of advances received from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgages encumbering the Partnership's investment properties and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $2,229,000 of capital improvements at Baymeadows Apartments, consisting primarily of structural upgrades, building improvements, water heaters, office computers, and floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the second quarter of 2006 at a total estimated cost of approximately $23,819,000 of which approximately $2,161,000 was completed as of June 30, 2005. Included in these construction costs are capitalized interest costs of approximately $66,000, capitalized tax and insurance expenses of approximately $32,000 and other construction period operating costs of approximately $18,000 for the six months ended June 30, 2005. The project is being funded by operations and advances from an affiliate of the Corporate General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $96,000 of capital improvements at Quail Run Apartments, consisting primarily of structural upgrades and air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or loans from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Approximately $7,818,000 of the mortgage indebtedness is being amortized over 240 months at which time it is scheduled to be fully amortized. The remaining indebtedness of approximately $24,137,000 is being amortized over 360 months with a balloon payment of approximately $22,714,000 due in September 2007. The Corporate General Partner has the option to extend the maturity on this loan for another five years. After that period, the Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2005         Unit        June 30, 2004         Unit

Operations              $ 150            $ 2.96          $ 1,415           $28.02

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,358 limited partnership units (the "Units") in the Partnership representing 72.72% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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

Date:  August 15, 2005

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

Date:  August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  IV
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.