Form 10QSB
period 2005-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2005-11-21
CIK 702174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                $ 11,980
   Receivables and deposits                                                      310
   Other assets                                                                1,298
   Investment properties:
      Land                                                    $ 2,759
      Buildings and related personal property                   61,789
                                                                64,548
      Less accumulated depreciation                            (39,680)       24,868
                                                                            $ 38,456

Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 606
   Tenant security deposit liabilities                                           142
   Accrued property taxes                                                        624
   Other liabilities                                                             584
   Mortgage notes payable                                                     47,758

Partners' Capital (Deficiency)
   General partners                                             $ 95
   Limited partners (49,995 units issued and
      outstanding)                                             (11,353)      (11,258)
                                                                            $ 38,456


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                          2005          2004         2005          2004
Revenues:
  Rental income                          $ 2,157      $ 2,369       $ 6,677       $ 6,966
  Other income                               218          258           616           711
      Total revenues                       2,375        2,627         7,293         7,677

Expenses:
  Operating                                1,249        1,219         3,384         3,249
  General and administrative                  68           56           220           195
  Depreciation                               564          568         1,729         1,732
  Interest                                   497          317         1,272           907
  Property taxes                             189          198           571           594
  Loss on early extinguishment of
   debt (Note E)                             304           --           304            --
      Total expenses                       2,871        2,358         7,480         6,677

Net (loss) income                        $ (496)       $ 269        $ (187)       $ 1,000

Net (loss) income allocated to
  general partners (1%)                   $ (5)         $ 3          $ (2)         $ 10
Net (loss) income allocated to
  limited partners (99%)                    (491)         266         (185)           990

                                         $ (496)       $ 269        $ (187)       $ 1,000

Net (loss) income per limited
  Partnership unit                       $ (9.82)      $ 5.32      $ (3.70)       $ 19.80

Distributions per limited
  Partnership unit                        $ --         $ 6.92       $ 2.96        $ 34.94


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         50,000           $ 2       $ 50,000   $ 50,002

Partners' capital (deficiency)
   at December 31, 2004                49,995          $ 99     $ (11,020)   $(10,921)

Distributions to partners                  --             (2)        (148)       (150)

Net income for the nine months
   ended September 30, 2005                --             (2)        (185)       (187)

Partners' capital (deficiency)
   at September 30, 2005               49,995          $ 95      $(11,353)   $(11,258)


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net (loss) income                                             $ (187)      $ 1,000
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,729        1,732
     Bad debt expense                                               140          183
     Casualty loss                                                    1           --
     Loss on early extinguishment of debt                           304           --
     Amortization of loan costs                                     111          110
     Change in accounts:
      Receivables and deposits                                       12         (677)
      Other assets                                                    7         (170)
      Accounts payable                                              340          (87)
      Tenant security deposit liabilities                           (35)         (51)
      Accrued property taxes                                        624          353
      Other liabilities                                              92           (8)
         Net cash provided by operating activities                3,138        2,385

Cash flows from investing activities:
  Property improvements and replacements                         (6,237)        (643)
  Net withdrawals from restricted escrows                           230            5
         Net cash used in investing activities                   (6,007)        (638)

Cash flows from financing activities:
  Proceeds from mortgage note payable                            40,000           --
  Repayment of mortgage note payable                            (24,083)          --
  Debt extinguishment costs                                         (23)          --
  Distributions to partners                                        (150)      (1,765)
  Payments on mortgage notes payable                               (552)        (637)
  Advances from affiliates                                        2,413           --
  Repayment of advances from affiliates                          (2,413)          --
  Loan costs paid                                                  (848)          --
         Net cash provided by (used in) financing
          activities                                             14,344       (2,402)

Net increase (decrease) in cash and cash equivalents             11,475         (655)
Cash and cash equivalents at beginning of period                    505        1,159
Cash and cash equivalents at end of period                      $11,980       $ 504

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,024       $ 854

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                      $ 192        $ 174

Included in property improvements and replacements for the nine months ended September 30, 2005 is approximately $29,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

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

                                                        For the Nine Months Ended
                                                               September 30,
                                                           2005              2004
                                                               (in thousands)

     Net cash provided by operating activities           $ 3,138          $ 2,385
        Payments on mortgage notes payable                  (552)            (637)
        Property improvements and replacements            (6,237)            (643)
        Change in restricted escrows, net                    230                5
        Changes in reserves for net operating
          liabilities                                     (1,180)             457
        Additional reserves                                   --           (1,567)
           Net cash used in operations                   $(4,601)          $ --

For the nine months ended September 30, 2004, the Corporate General Partner reserved approximately $1,567,000 to fund capital improvements and repairs at the Partnership's properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the nine months ended September 30, 2005 and 2004, the Partnership paid to such affiliates approximately $366,000 and $374,000, respectively, which is included in operating expense.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $332,000 and $197,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $158,000 and $36,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities.

Pursuant to the Partnership Agreement and in connection with the refinance of Baymeadows Apartments in August 2005, the Corporate General Partner was paid a refinance fee of 1% of the new mortgage amount or $400,000 for its assistance in arranging the new loan. This cost was capitalized and included in other assets.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $2,413,000 to fund the redevelopment at Baymeadows Apartments (see "Note G") and to pay mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2%, or 8.75% at September 30, 2005, and was approximately $27,000 for the nine months ended September 30, 2005. There were no such advances made during the nine months ended September 30, 2004. The Partnership repaid approximately $2,440,000 of advances and associated interest during the nine months ended September 30, 2005 out of the proceeds from the refinance of Baymeadows Apartments (see "Note D").

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $166,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Redevelopment of Property

One of the Partnership's investment properties, Baymeadows Apartments, is currently under redevelopment. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the second quarter of 2006 at a total estimated cost of approximately $29,175,000 of which approximately $6,205,000 was completed as of September 30, 2005. Included in these construction costs are capitalized interest costs of approximately $132,000, capitalized tax and insurance expenses of approximately $53,000 and other construction period operating costs of approximately $32,000 for the nine months ended September 30, 2005.

In addition, a project was approved during the three months ended September 30, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during the first quarter of 2006 and to be completed during 2007 at a total estimated cost of approximately $26,953,000.

Note E - Refinance of Mortgage Note Payable

On August 22, 2005, the Partnership obtained an additional mortgage from a new lender in the principal amount of approximately $15,917,000 on one of its investment properties, Baymeadows Apartments. The additional mortgage loan agreement requires monthly payments of interest only beginning on October 5, 2005 until September 5, 2007, with the interest rate being 4.87%. From October 5, 2007 through September 5, 2012, the Loan Agreement requires monthly payments of principal and interest calculated using a 300 month loan amortization period. If the Property completes the required rehabilitation work within 36 months of the date of the loan agreement and the property achieves gross rental income of at least $8,724,000 from not more than 95% of the units within 36 months, then the installments for the remaining period of the loan will be calculated using a 360 month amortization period. If the above two requirements are not met within 36 months, then the installments for the remaining period of the loan will be calculated using a 240 month amortization period. The mortgage matures on September 5, 2012 at which time the unpaid principal amount and any interest accrued but remaining unpaid becomes due.

The existing lender assigned the existing mortgage note of approximately $24,083,000 to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note and the two loans were then combined into one mortgage note issued by the new lender for $40,000,000. During the nine months ended September 30, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender. Total capitalized loan costs for the additional mortgage were approximately $848,000.

Note G - Casualty Event

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. At September 30, 2005, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the nine months ended September 30, 2005, the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets. This loss is included in operating expense. In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the nine months ended September 30, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses.

Note H - Contingencies

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor formerly involved in the redevelopment project at Baymeadows Apartments. The contractor has filed a lien against the property for amounts held back by the Partnership due to the contractor's deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note I - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell Quail Run Apartments for a purchase price of approximately $14,592,000. The anticipated closing date is January 31, 2006. For the nine months ended September 30, 2005 the property had total revenues of approximately $2,006,000 and net loss of approximately $64,000. The net book value of Quail Run Apartments assets at September 30, 2005 was approximately $5,026,000.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Baymeadows Apartments (1)
         Jacksonville, Florida                         79%            94%

       Quail Run Apartments (2)
         Columbia, South Carolina                      95%            84%

(1) The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to current redevelopment of the property that has resulted in 95 units unavailable for rent at September 30, 2005.

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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2005 was approximately $496,000 compared to net income of approximately $269,000 for the corresponding period in 2004. The Partnership's net loss for the nine months ended September 30, 2005 was approximately $187,000 compared to net income of approximately $1,000,000 for the corresponding period in 2004. The decrease in net income for the three and nine month periods is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for both periods due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy at Baymeadows Apartments partially offset by an increase in occupancy at Quail Run Apartments and an increase in the average rental rates at Baymeadows Apartments. Other income decreased due to decreases in corporate unit rent and lease cancellation fees at Quail Run Apartments and a decrease in late charges at Baymeadows Apartments, partially offset by an increase in utility reimbursements at Quail Run Apartments.

Total expenses increased for the three-month period due to increases in operating, interest and general and administrative expenses and the recognition on a loss on early extinguishment of debt (as discussed in "Liquidity and Capital Resources"). Total expenses increased for the nine-month period due to increases in operating, interest and general and administrative expenses and the recognition on a loss on early extinguishment of debt partially offset by a decrease in property tax expense. Operating expense for the three month period increased due to increases in property and administrative expenses partially offset by decreases in advertising and insurance expenses and management fees. Operating expense for the nine month period increased due to increases in property and administrative expenses partially offset by a decrease in maintenance expense. Administrative expense increased for both periods due to an increase in professional fees at Baymeadows Apartments and an increase in phone sales at both of the Partnership's investment properties. Property expense increased for both periods due to an increase in model unit expenses, utility expenses and referral fees at Baymeadows Apartments, partially offset by reduced corporate units expenses at Quail Run Apartments. Advertising expense decreased for the three month period due to a decrease in resident relations at Baymeadows Apartments. Insurance expense decreased for the three month period due to reduced hazard insurance at Baymeadows Apartments. Management fees decreased for the three month period due to decreased rental income at Baymeadows Apartments. Maintenance expense decreased for the nine month period due to a decrease in contract labor and an increase in capitalized costs associated with the redevelopment at Baymeadows Apartments partially offset by expenses associated with Hurricanes Frances and Jeanne, as discussed below. Interest expense increased for both periods due to an increase in the variable rate on the mortgage at Baymeadows Apartments and due to the refinancing of the mortgage at Baymeadows Apartments, which resulted in a higher principle balance partially offset by capitalized interest associated with the redevelopment. Property tax expense decreased for the nine month period primarily due to capitalized taxes associated with the redevelopment project.

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. At September 30, 2005, the Partnership estimates total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the nine months ended September 30, 2005, the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets. This loss is included in operating expense. In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the nine months ended September 30, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses.

General and administrative expenses increased for the three and nine months ended September 30, 2005 due to an increase in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement and an increase in professional fees associated with managing the Partnership. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $11,980,000 compared to approximately $504,000 at September 30, 2004. Cash and cash equivalents increased approximately $11,475,000 since December 31, 2004 due to approximately $3,138,000 and $14,344,000 of cash provided by operating and financing activities respectively, partially offset by approximately $6,007,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate, and proceeds from mortgage note payable partially offset by repayment of mortgage note payable on Baymeadows Apartments, debt extinguishment costs, loan costs paid, principal payments on the mortgages encumbering the Partnership's properties, repayment of advances from affiliates, and distributions to the partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Baymeadows Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $6,167,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $97,000 were also completed which consisted primarily of electrical upgrades, and water heater, floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Corporate General Partner and refinancing proceeds. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the second quarter of 2006 at a total estimated cost of approximately $29,175,000 of which approximately $6,205,000 was completed as of September 30, 2005. Included in these construction costs are capitalized interest costs of approximately $132,000, capitalized tax and insurance expenses of approximately $53,000 and other construction period operating costs of approximately $32,000 for the nine months ended September 30, 2005. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow, the remaining refinance proceeds and advances from affiliates of the Corporate General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

In addition, a project was approved during the three months ended September 30, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during the first quarter of 2006 and to be completed during 2007 at a total estimated cost of approximately $26,953,000.

Quail Run Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $136,000 of capital improvements at Quail Run Apartments, consisting primarily of structural upgrades, recreational facility upgrades, and air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or loans from an affiliate of the Corporate General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the redevelopment projects) of the Partnership. The mortgage indebtedness of Quail Run Apartments of approximately $7,758,000 is being amortized over 240 months at which time it is scheduled to be fully amortized. On August 22, 2005, the Partnership obtained an additional mortgage from a new lender in the principal amount of approximately $15,917,000 on one of its investment properties, Baymeadows Apartments. The additional mortgage loan agreement requires monthly payments of interest only beginning on October 5, 2005 until September 5, 2007, with the interest rate being 4.87%. From October 5, 2007 through September 5, 2012, the Loan Agreement requires monthly payments of principal and interest calculated using a 300 month loan amortization period. If the Property completes the rehabilitation work within 36 months of the date of the loan agreement and the property achieves gross rental income of at least $8,724,000 from not more than 95% of the units within 36 months, then the installments for the remaining period of the loan will be calculated using a 360 month amortization period. If the above two requirements are not met within 36 months, then the installments for the remaining period of the loan will be calculated using a 240 month amortization period. The mortgage matures on September 5, 2012 at which time the unpaid principal amount and any interest accrued but remaining unpaid becomes due.

The existing lender assigned the existing mortgage note of approximately $24,083,000 to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note and the two loans were then combined into one mortgage note issued by the new lender for $40,000,000. During the nine months ended September 30, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender. Total capitalized loan costs for the additional mortgage were approximately $848,000.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands except per unit data):

                    Nine months                          Nine months
                       Ended          Per Limited           Ended          Per Limited
                   September 30,      Partnership       September 30,      Partnership
                       2005               Unit               2004              Unit

Operations             $ 150             $ 2.96            $ 1,765            $34.94

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at Baymeadows Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2005 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,377 limited partnership units (the "Units") in the Partnership representing 72.76% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.76% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor formerly involved in the redevelopment project at Baymeadows Apartments. The contractor has filed a lien against the property for amounts held back by the Partnership due to the contractor's deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidate financial condition or results of operations.


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



                                    SHELTER PROPERTIES IV


                                    By:   Shelter Realty IV Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 14, 2005

                              SHELTER PROPERTIES IV
                                  EXHIBIT INDEX


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

                              SHELTER PROPERTIES IV
                                  EXHIBIT INDEX

                                   (continued)


10(iii)(n)  Additional  Mortgage  Note,  dated August 22, 2005  between  Shelter
            Properties  IV,  L.P.,  a South  Carolina  limited  partnership  and
            Allstate Life Insurance Company, an Illinois corporation for Baymeadows Apartments (Filed as Exhibit 10(n) to Form 8-K of
            Registrant dated August 22, 2005 and incorporated herein by reference).

      (o) Modification, Restatement and Consolidation of Notes dated August 22, 2005 between Shelter Properties IV, L.P. and Allstate Life Insurance Company (Filed as Exhibit 10(o) to Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

      (p) Second Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement, dated August 22, 2005, between Shelter Properties IV, L.P. and Allstate Life Insurance Company (Filed as Exhibit 10(p) to Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

      (q) Nonrecourse Exception Indemnity Agreement dated August 22, 2005 by AIMCO Properties, L.P., for the benefit of Allstate Life Insurance Company (Filed as Exhibit 10(q) to Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

            *Filed as Exhibits 10(iii)j through 10(iii)m, respectively, to Form 8-K of Registrant dated November 15, 2002 and incorporated herein by reference.

   10(iv) Contracts related to Sale of properties

      (a) Purchase and Sale Contract between Quail Run IV Limited Partnership, a South Carolina Limited Partnership and The Bethany Group, LLC, a California limited liability company dated November 2, 2005 (Filed as exhibit 10(iv)(a) to the Registrant's Current Report on Form 8-K dated November 2, 2005 and filed on November 8, 2005 and incorporated herein by reference).

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  IV
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.