Form 10KSB
period 2005-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2006-03-30
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to_________

Commission file number 0-10884

SHELTER PROPERTIES IV

(Name of small business issuer in its charter)

South Carolina	57-0721760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $9,507,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Baymeadows Apartments
Apartments	$56,743	$29,988	5-36 yrs	S/L	$20,254
Quail Run Apartments
Apartments	15,353	10,404	5-34 yrs	S/L	1,947

Total	$72,096	$40,392			$22,201

See "Note A – Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Baymeadows
1st mortgage	$40,000	4.87%	(3)	9/05/12	$33,624

Quail Run
1st mortgage	7,696	6.94%	240 mo.	07/01/22	--
Total	$47,696				$33,624

(1)

Fixed rate mortgages.

(2)

See "Item 7, Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)

See paragraph below.

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

The existing lender assigned the existing mortgage note of approximately $24,083,000 to the holder of the additional mortgage note.  The terms of the existing mortgage note were modified to match the terms for the additional mortgage note and the two loans were then combined into one mortgage note issued by the new lender for $40,000,000.  During the year ended December 31, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender.    Total capitalized loan costs for the additional mortgage were approximately $863,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for the years ended December 31, 2005 and 2004:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Baymeadows (1)	$9,416	$8,743	75%	93%
Quail Run (2)	7,909	7,848	94%	87%

(1)

The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to the redevelopment of the property that has resulted in 111 units being unavailable for rent at December 31, 2005.

(2)

The Corporate General Partner attributes the increase in occupancy at Quail Run Apartments to improvements made at the property and increased advertising.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space. Quail Run Apartments is in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age. See capital improvements below for discussion of Baymeadows Apartments.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate
	(in thousands)
Baymeadows	$ 578	1.48%
Quail Run	254	34.44% (a)

(a)

The rates are based on the local authority's assessed value of the investment property.

Capital Improvements

Baymeadows Apartments

During the year ended December 31, 2005, the Partnership completed approximately $13,449,000 of capital improvements at Baymeadows Apartments arising from the redevelopment and new construction of the property, which includes capitalization of construction period  interest costs of approximately $284,000, capitalized tax and insurance expenses of approximately $84,000 and other construction period operating costs of approximately $51,000 for the year ended December 31, 2005. Approximately 111 units were in redevelopment and not in service at December 31, 2005. Additional capital improvements of approximately $304,000 were also completed which consisted primarily of electrical upgrades, and water heater, appliance, floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Corporate General Partner and refinancing proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in December 2006 at a total estimated cost of approximately $32,425,000 of which approximately $13,195,000 was completed as of December 31, 2005.  The project is being funded by refinance proceeds and advances from an affiliate of the Corporate General Partner. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during 2006 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow, the remaining refinance proceeds and advances from affiliates of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments

During the year ended December 31, 2005, the Partnership completed approximately $195,000 in capital expenditures at Quail Run Apartments, consisting primarily of structural upgrades, parking area resurfacing, recreational facility upgrades, floor covering, air conditioning unit, and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. The Partnership has entered into a contract with a third party to sell the property during the first quarter of 2006.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Corporate General Partner,  or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County) and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor and its subcontractors formerly involved in the redevelopment project at Baymeadows Apartments. The contractor and its subcontractors have filed liens against the property for amounts held back by the Partnership due to the contractor’s deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Partnership has recorded an accrual as of December 31, 2005 based upon an estimate of costs to be incurred. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the “Units”) aggregating $49,900,000.  An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,557 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 36,381 units or 72.77% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the year ended December 31, 2005 and 2004 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ 150	$ 2.96	$ 1,765	$ 34.94

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at Baymeadows Apartments it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2006 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,381 Units in the Partnership representing 72.77% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.77% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $561,000, compared to net income of approximately $1,230,000 for the year ended December 31, 2004. The decrease in net income for the year ended December 31, 2005 was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to decreases in rental income and other income.  Rental income decreased due to a decrease in occupancy at Baymeadows, partially offset by an increase in occupancy at Quail Run Apartments, a decrease in bad debt expense and collection at both investment properties and an increase in the average rental rate at both investment properties.  Other income decreased due to decreases in utility reimbursements, lease cancellation fees, late charges, and an increase in appliance rental fees expense at Baymeadows Apartments.

Total expenses increased due to increases in depreciation, interest, property tax and general and administrative expenses, and the recognition of loss on early extinguishment of debt (as discussed in “Liquidity and Capital Resources”). Operating expense remained relatively constant for the year ended December 31, 2005 as decreases in contract labor and supplies and property management fees at Baymeadows Apartments and an increase in capitalized construction period operating cost were partially offset by increases in advertising, payroll and related costs and utilities at Baymeadows Apartments, and property management fees at Quail Run Apartments as a result of the increase in rental income. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the investment properties.  Interest expense increased due to an increase in the variable rate on the mortgage at Baymeadows Apartments and due to the refinancing of the mortgage at Baymeadows Apartments, which resulted in a higher principle balance, partially offset by capitalized interest associated with the redevelopment at Baymeadows Apartments.  Property tax expense increased at Baymeadows Apartments due to an increase in the assessed value of the property, partially offset by capitalized taxes associated with the redevelopment project at Baymeadows Apartments.

In September 2004, Baymeadows Apartments experienced damage from hurricanes Frances and Jeanne.  At December 31, 2004, the Partnership estimated total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2004.  During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the year 2005 the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets.  These losses are included in operating expense.  In addition to the damages, the Partnership incurred additional clean up costs of approximately $46,000 during the year ended December 31, 2005 for hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expense.

General and administrative expenses increased for the year ended December 31, 2005 due to an increase in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $5,911,000 compared to approximately $505,000 at December 31, 2004. Cash and cash equivalents increased approximately $5,406,000 since December 31, 2004 due to approximately $14,267,000 and $2,671,000 of cash provided by financing and operating activities respectively, partially offset by approximately $11,532,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate and proceeds from mortgage note payable partially offset by repayment of the mortgage note payable on Baymeadows Apartments, debt extinguishment costs, loan costs paid, principal payments on the mortgages encumbering the Partnership’s properties, repayment of advances from affiliates, and distributions to the partners. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget approximately $18,800,000 for 2006 related to the redevelopment and new construction projects at Baymeadows Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves, anticipated cash flow generated by the properties and advances from an affiliate of the Corporate General Partner.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment projects) of the Partnership. The mortgage indebtedness of Quail Run Apartments of approximately $7,696,000 is being amortized over 240 months at which time it is scheduled to be fully amortized.

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

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ 150	$ 2.96	$ 1,765	$ 34.94

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at Baymeadows Apartments it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,381 limited partnership units (the “Units”) in the Partnership representing 72.77% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.77% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties IV

We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2005, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 5,911
Receivables and deposits		366
Other assets		1,193
Investment properties (Notes B and F):
Land	$ 2,759
Buildings and related personal property	69,337
	72,096
Less accumulated depreciation	(40,392)	31,704

		$ 39,174

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 2,342
Tenant security deposit liabilities		119
Accrued property taxes		45
Other liabilities		604
Mortgage notes payable (Note B)		47,696

Partners' Capital (Deficiency)
General partners	$ 91
Limited partners (49,995 units issued and
outstanding)	(11,723)	(11,632)

		$ 39,174

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 8,622	$ 9,355
Other income	885	928
Total revenues	9,507	10,283

Expenses:
Operating	4,507	4,518
General and administrative	289	255
Depreciation	2,441	2,309
Interest	1,771	1,284
Property taxes	756	687
Loss on extinguishment of debt (Note B)	304	--
Total expenses	10,068	9,053

Net (loss) income (Note C)	$ (561)	$ 1,230

Net (loss) income allocated to general partners (1%)	$ (6)	$ 12
Net (loss) income allocated to limited partners (99%)	(555)	1,218

	$ (561)	$ 1,230

Net (loss) income per limited partnership unit	$ (11.10)	$ 24.36

Distributions per limited partnership unit	$ 2.96	$ 34.94

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2003	49,995	$ 105	$(10,491)	$(10,386)

Distributions to partners	--	(18)	(1,747)	(1,765)

Net income for the year ended
December 31, 2004	--	12	1,218	1,230

Partners' capital (deficiency)
at December 31, 2004	49,995	99	(11,020)	(10,921)

Distributions to partners	--	(2)	(148)	(150)

Net loss for the year ended
December 31, 2005	--	(6)	(555)	(561)

Partners' capital (deficiency)
at December 31, 2005	49,995	$ 91	$(11,723)	$(11,632)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (561)	$ 1,230
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	2,441	2,309
Bad debt expense	195	241
Casualty loss	1	6
Loss on early extinguishment of debt	304	--
Amortization of loan costs	141	147
Change in accounts:
Receivables and deposits	(99)	(373)
Other assets	97	(92)
Accounts payable	53	(86)
Tenant security deposit liabilities	(58)	(66)
Accrued property taxes	45	(240)
Other liabilities	112	18
Net cash provided by operating activities	2,671	3,094
Cash flows from investing activities:
Property improvements and replacements	(11,762)	(1,135)
Net withdrawals from restricted escrows	230	5
Net cash used in investing activities	(11,532)	(1,130)
Cash flows from financing activities:
Proceeds from mortgage note payable	40,000	--
Repayments of mortgage note payable	(24,083)	--
Debt extinguishment costs	(23)	--
Payments on mortgage notes payable	(614)	(853)
Distributions to partners	(150)	(1,765)
Advances from affiliate	2,413	--
Repayment of advances from affiliates	(2,413)	--
Loan costs paid	(863)	--
Net provided by (used in) financing activities	14,267	(2,618)
Net increase (decrease) in cash and cash equivalents	5,406	(654)
Cash and cash equivalents at beginning of year	505	1,159
Cash and cash equivalents at end of year	$ 5,911	$ 505
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,645	$ 1,184
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 2,215	$ 29

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Basis of Presentation:  Certain 2004 balances have been reclassified to conform with the 2005 presentation.

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

Deferred Costs: Loan costs of approximately $1,067,000 less accumulated amortization of approximately $76,000 are included in other assets on the accompanying consolidated balance sheet. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2005 and 2004 was approximately $141,000 and $147,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $134,000 for the years 2006 through 2010.

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

	Years Ended December 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$ 2,671	$ 3,094
Property improvements and replacements	(11,762)	(1,135)
Payments on mortgage notes payable	(614)	(853)
Changes in restricted escrows, net	230	5
Changes in reserves for net operating
Liabilities	(345)	598
Additional reserves	--	(1,709)

Net cash used in operations	$ (9,820)	$ --

For the year ended December 31, 2004, the Corporate General Partner reserved approximately $1,709,000 to fund capital improvements and repairs at the Partnership’s properties.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' capital (deficiency) for both of the years ended December 31, 2005 and 2004 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2005 and 2004 were a decrease of approximately $345,000 and an increase of approximately $598,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $5,883,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2005 and 2004, the Partnership capitalized interest of approximately $284,000 and $11,000, property taxes of approximately $84,000 and $3,000, and operating costs of approximately $51,000 and $14,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $155,000 and $131,000 for the years ended December 31, 2005 and 2004, respectively.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement:  In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Baymeadows
1st mortgage	$40,000	$ 162	4.87%	09/05/12	$33,624

Quail Run
1st mortgage	7,696	65	6.94%	07/01/22	--
Total	$47,696	$ 227			$33,624

(1)

Fixed rate mortgages.

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

The existing lender assigned the existing mortgage note of approximately $24,083,000 to the holder of the additional mortgage note.  The terms of the existing mortgage note were modified to match the terms for the additional mortgage note and the two loans were then combined into one mortgage note issued by the new lender for $40,000,000.  During the year ended December 31, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender.    Total capitalized loan costs for the additional mortgage were approximately $863,000.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and revenues generated by the properties. A prepayment penalty is required on the mortgage encumbering Quail Run Apartments if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 256
2007	481
2008	1,244
2009	1,616
2010	1,703
Thereafter	42,396
Total	$47,696

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	Years Ended December 31,
	2005	2004

Net (loss) income as reported	$ (561)	$ 1,230
Add (deduct):
Casualty	--	7
Depreciation differences	342	1,009
Change in prepaid rental	11	(53)
Other	(114)	(239)

Federal taxable (loss) income	$ (322)	$ 1,954

Federal taxable (loss) income per
limited partnership unit	$ (6.37)	$ 38.70

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(11,632)
Land and buildings	7,000
Accumulated depreciation	(16,503)
Syndication	6,293
Other	641

Net liabilities – Federal tax basis	$(14,201)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $469,000 and $504,000 during the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $250,000 and $255,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $23,000 and $42,000, respectively.

Pursuant to the Partnership Agreement and in connection with the refinance of Baymeadows Apartments in August 2005, the Corporate General Partner was paid a refinance fee of 1% of the new mortgage amount or $400,000 for its assistance in arranging the new loan.   This cost was capitalized and included in other assets on the consolidated balance sheet.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2005.

Pursuant to the Partnership Agreement, during the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $2,413,000 to fund the redevelopment at Baymeadows Apartments and to pay mortgage refinance fees at Baymeadows Apartments. Interest was charged at the prime rate plus 2%, and was approximately $27,000 for the year ended December 31, 2005. There were no such advances made during the year ended December 31, 2004. The Partnership repaid approximately $2,440,000 of advances and associated interest during the year ended December 31, 2005 from the proceeds from the refinance of Baymeadows Apartments (see “Note B”).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $166,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,381 limited partnership units (the “Units”) in the Partnership representing 72.77% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.77% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Casualty

In September 2004, Baymeadows Apartments experienced damage from hurricanes Frances and Jeanne.  At December 31, 2004, the Partnership estimated total damage costs from the hurricanes of approximately $51,000, which were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2004.  During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the year 2005 the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets.  This loss is included in operating expense.  In addition to the damages, the Partnership incurred additional clean up costs of approximately $46,000 during the year ended December 31, 2005 for hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses.

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Baymeadows Apartments	$40,000	$ 1,884	$26,916	$27,943
Quail Run Apartments	7,696	875	10,642	3,836

Totals	$47,696	$ 2,759	$37,558	$31,779

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)
Baymeadows Apartments	$ 1,884	$54,859	$56,743	$29,988	09/30/82	5-36
Quail Run Apartments	875	14,478	15,353	10,404	01/03/83	5-34

Totals	$ 2,759	$69,337	$72,096	$40,392

One of the Partnership’s investment properties, Baymeadows Apartments, is currently under redevelopment.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the December 2006 at a total estimated cost of approximately $32,425,000 of which approximately $13,195,000 was completed as of December 31, 2005.  Included in these construction costs are capitalized interest costs of approximately $284,000 and $11,000, capitalized tax and insurance expenses of approximately $84,000 and $3,000, and other construction period operating costs of approximately $51,000 and $14,000 for the years ended December 31, 2005 and 2004, respectively. The project is being funded from refinance proceeds and it is expected that the redevelopment will continued to be funded by refinance proceeds and advances from an affiliate of the Corporate General Partner.

In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during 2006 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. It is expected that the new construction will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$ 58,151	$ 57,005
Property improvements	13,948	1,164
Disposition of assets	(3)	(18)
Balance at end of year	$ 72,096	$ 58,151

Accumulated Depreciation
Balance at beginning of year	$ 37,953	$ 35,656
Additions charged to expense	2,441	2,309
Disposition of assets	(2)	(12)
Balance at end of year	$ 40,392	$ 37,953

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004 is approximately $79,096,000 and $65,805,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $56,895,000 and $55,151,000, respectively.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery Country Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor and its subcontractors formerly involved in the redevelopment project at Baymeadows Apartments. The contractor and its subcontractors have filed liens against the property for amounts held back by the Partnership due to the contractor’s deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Partnership has recorded an accrual as of December 31, 2005 based upon an estimate of costs to be incurred. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note H – Subsequent Event

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Quail Run Apartments to a third party for a purchase price of approximately $14,439,000. The anticipated closing date for the transaction is March 31, 2006. The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Quail Run Apartments as held for investment and the operations of Quail Run Apartments as continuing operations. At December 31, 2005, the carrying amounts of the mortgage note payable and investment property for Quail Run Apartments are approximately $7,696,000 and $4,949,000, respectively. The operating results of Quail Run Apartments for the years ended December 31, 2005 and 2004 were losses of approximately $101,000 and $159,000, respectively, which included revenues of approximately $2,667,000 and $2,453,000, respectively.

Item 8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

Entity	Number of Units	Percentage
Cooper River Properties, LLC
(an affiliate of AIMCO)	3,685	7.37%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	16,052	32.11%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,644	33.29%

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $469,000 and $504,000 during the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $250,000 and $255,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $23,000 and $42,000, respectively.

Pursuant to the Partnership Agreement and in connection with the sale of Countrywood Village in August of 2000, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, the commission of $178,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2005.

Pursuant to the Partnership Agreement and in connection with the refinance of Baymeadows Apartments in August 2005, the Corporate General Partner was paid a refinance fee of 1% of the new mortgage amount or $400,000 for its assistance in arranging the new loan.   This cost was capitalized and included in other assets on the consolidated balance sheet.

Pursuant to the Partnership Agreement, during the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $2,413,000 to fund the redevelopment at Baymeadows Apartments and to pay mortgage refinance fees at Baymeadows Apartments. Interest was charged at the prime rate plus 2%, and was approximately $27,000 for the year ended December 31, 2005. There were no such advances made during the year ended December 31, 2004. The Partnership repaid approximately $2,440,000 of advances and associated interest during the year ended December 31, 2005 from the proceeds from the refinance of Baymeadows Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $166,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,381 limited partnership units (the “Units”) in the Partnership representing 72.77% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.77% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $36,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $13,000 and $12,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties IV (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.