Form 10QSB
period 2006-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2006-05-15
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).   Yes      No _X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 6,985
Receivables and deposits		382
Other assets		1,361
Investment property:
Land	$ 1,883
Buildings and related personal property	58,101
	59,984
Less accumulated depreciation	(30,844)	29,140
		$ 37,868

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 2,086
Tenant security deposit liabilities		105
Accrued property taxes		233
Other liabilities		345
Due to affiliates (Note C)		30
Mortgage note payable		40,000

Partners' Capital (Deficiency)
General partners	$ 159
Limited partners (49,995 units issued and
outstanding)	(5,090)	(4,931)
		$ 37,868

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 1,253	$ 1,738
Other income	148	133
Total revenues	1,401	1,871

Expenses:
Operating	848	762
General and administrative	80	78
Depreciation	856	451
Interest	417	234
Property taxes	148	136
Total expenses	2,349	1,661

(Loss) income from continuing operations	(948)	210
(Loss) income from discontinued operations	(1,635)	19
Gain on sale of discontinued operations	9,284	--
Net income	$ 6,701	$ 229

Net income allocated to general partners	$ 68	$ 2

Net income allocated to limited partners	6,633	227

	$ 6,701	$ 229
Per limited partnership unit:
(Loss) income from continuing operations	$ (18.79)	$ 4.16
(Loss) income from discontinued operations	(32.38)	0.38
Gain on sale of discontinued operations	183.84	--
	$ 132.67	$ 4.54

Distributions per limited partnership unit	$ --	$ 2.96

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2005	49,995	$ 91	$(11,723)	$(11,632)

Net income for the three months
ended March 31, 2006	--	68	6,633	6,701

Partners' capital (deficiency)
at March 31, 2006	49,995	$ 159	$ (5,090)	$ (4,931)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 6,701	$ 229
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation	946	587
Bad debt expense	21	51
Casualty loss	--	3
Amortization of loan costs	33	36
Loss on early extinguishment of debt	1,601	--
Gain on sale of discontinued operations	(9,284)	--
Change in accounts:
Receivables and deposits	(37)	(121)
Other assets	(368)	(189)
Accounts payable	36	4
Tenant security deposit liabilities	(14)	(18)
Accrued property taxes	188	204
Other liabilities	(81)	30
Due to affiliates	30	--
Net cash (used in) provided by operating
activities	(228)	816
Cash flows from investing activities:
Property improvements and replacements	(3,631)	(497)
Net proceeds from sale of property	12,629	--
Net cash provided by (used in) investing
activities	8,998	(497)
Cash flows from financing activities:
Distributions to partners	--	(150)
Payments on mortgage notes payable	(62)	(218)
Repayment of mortgage note payable	(7,634)	--
Net cash used in financing activities	(7,696)	(368)
Net increase (decrease) in cash and cash equivalents	1,074	(49)
Cash and cash equivalents at beginning of the period	5,911	505
Cash and cash equivalents at end of the period	$ 6,985	$ 456
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 665	$ 348
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 1,867	$ 146

At December 31, 2005 and 2004, accounts payable included approximately $2,215,000 and $29,000, respectively, for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006.  Included in (loss) income from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $635,000 and $654,000, respectively.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "net cash (used in) provided by operating activities" in the accompanying consolidated statements of cash flows to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	For the Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating
activities	$ (228)	$ 816
Payments on mortgage notes payable	(62)	(218)
Property improvements and replacements	(3,631)	(497)
Changes in reserves for net operating
liabilities	225	90
Additional reserves	--	(191)
Net cash used in operations	$(3,696)	$ --

For the three months ended March 31, 2005, the Corporate General Partner reserved approximately $191,000, to fund capital improvements and repairs at the Partnership’s properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the three months ended March 31, 2006 and 2005, the Partnership paid to such affiliates approximately $102,000 and $128,000, respectively, which is included in operating expense and (loss) income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $80,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $4,000 and $16,000, respectively.  At March 31, 2006, the Partnership owed approximately $30,000 for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000.  At March 31, 2006, the limited partners had not received their return.  During the three months ended March 31, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain on sale of discontinued operations.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $266,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $166,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

Note E – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and paid by the buyer and payment of closing costs.  The Partnership used approximately $7,634,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,106,000 as a result of the sale.  The property’s operations of approximately ($1,635,000) and $19,000 are shown as (loss) income from discontinued operations and include revenues of approximately $635,000 and $654,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, during the three months ended March 31, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor and its subcontractors formerly involved in the redevelopment project at Baymeadows Apartments. The contractor and its subcontractors have filed liens against the property for amounts held back by the Partnership due to the contractor’s deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Partnership has recorded an accrual as of March 31, 2006 based upon an estimate of costs to be incurred. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Baymeadows Apartments (1)
Jacksonville, Florida	59%	87%

(1)

The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to current redevelopment of the property that has resulted in less units available for rent. At March 31, 2006, approximately 96 units were unoccupied due to the redevelopment of the property.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $6,701,000, compared to net income of approximately $229,000 for the three months ended March 31, 2005. The increase in net income for the three months ended March 31, 2006 is primarily due to the recognition of gain on the sale of Quail Run Apartments.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and paid by the buyer and payment of closing costs.  The Partnership used approximately $7,634,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,106,000 as a result of the sale.  In accordance with SFAS No. 144, the consolidated statement of operations included in “Item 1. Financial Statements” has been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as (loss) income from discontinued operations.  The property’s operations are shown as (loss) income from discontinued operations and include revenues of approximately $635,000 and $654,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a net loss from continuing operations of approximately $948,000 for the three months ended March 31, 2006 compared to net income of approximately $210,000 for the corresponding period in 2005.  The decrease in income from continuing operations for the three months ended March 31, 2006 is due to an increase in total expenses and a decrease in total revenues.  Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy partially offset by a decrease in bad debt expense and an increase in the average rental rate at Baymeadows Apartments.  Other income increased due to an increase in interest income.  Interest income increased due to proceeds from the Baymeadows Apartments 2005 refinancing being held to fund the redevelopment projects in place at Baymeadows Apartments.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased due to increases in advertising, administrative and insurance expense, partially offset by decreases in property management fees. Advertising expense increased due to increases in newspaper advertising, periodical advertising, leasing promotions and resident relations at Baymeadows Apartments.  Administrative expense increased due to increases in training and travel, resident eviction, and contract common area cleaning at Baymeadows Apartments.  Insurance expense increased due to increases in hazard insurance premiums at Baymeadows Apartments.  Property management fees decreased at Baymeadows Apartments as a result of the decrease in rental income due to the redevelopment of the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.  Interest expense increased due to the refinancing of the mortgage at Baymeadows Apartments, which resulted in a higher principle balance, partially offset by capitalized interest associated with the redevelopment at Baymeadows Apartments.

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

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $6,985,000 compared to approximately $456,000 at March 31, 2005. Cash and cash equivalents increased approximately $1,074,000 since December 31, 2005 due to approximately $8,998,000 of cash provided by investing activities, partially offset by approximately $7,696,000 and $228,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Quail Run Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage note payable on Quail Run Apartments, and principal payments on the mortgage encumbering Quail Run Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s property are detailed below.

Quail Run Apartments: During the three months ended March 31, 2006, the Partnership completed approximately $41,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering replacements, gutters, and structural improvements. These improvements were funded from operating cash flow. Quail Run Apartments was sold on March 31, 2006.

Baymeadows Apartments: During the three months ended March 31, 2006, the Partnership completed approximately $3,169,000 of capital improvements at Baymeadows Apartments arising from the redevelopment and new construction of the property, which includes capitalization of construction period  interest costs of approximately $103,000, capitalized tax and insurance expenses of approximately $41,000 and other construction period operating costs of approximately $16,000 for the three months ended March 31, 2006. Approximately 96 units were in redevelopment and not in service at March 31, 2006. Additional capital improvements of approximately $73,000 were also completed which consisted primarily of building improvements, interior decoration, golf carts, interior painting, and water heater,  air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and refinancing proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in December 2006 at a total estimated cost of approximately $32,497,000 of which approximately $16,364,000 was completed as of March 31, 2006.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during 2006 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of March 31, 2006. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow, Partnership reserves and advances from affiliates of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

On August 22, 2005, the Partnership obtained an additional mortgage from a new lender in the principal amount of approximately $15,917,000 on Baymeadows Apartments. The additional mortgage loan agreement requires monthly payments of interest only beginning on October 5, 2005 until September 5, 2007, with the interest rate being 4.87%.  From October 5, 2007 through September 5, 2012, the Loan Agreement requires monthly payments of principal and interest calculated using a 300 month loan amortization period. If the Property completes the required rehabilitation work within 36 months of the date of the loan agreement and the property achieves gross rental income of at least $8,724,000 from not more than 95% of the units within 36 months, then the installments for the remaining period of the loan will be calculated using a 360 month amortization period. If the above two requirements are not met within 36 months, then the installments for the remaining period of the loan will be calculated using a 240 month amortization period.  The mortgage matures on September 5, 2012 at which time the unpaid principal amount and any interest accrued but remaining unpaid becomes due.

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

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the redevelopment projects) of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2006	Unit	March 31, 2005	Unit

Operations	$ --	$ --	$ 150	$ 2.96

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at Baymeadows Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,385 limited partnership units (the "Units") in the Partnership representing 72.78% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor and its subcontractors formerly involved in the redevelopment project at Baymeadows Apartments. The contractor and its subcontractors have filed liens against the property for amounts held back by the Partnership due to the contractor’s deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Partnership has recorded an accrual as of March 31, 2006 based upon an estimate of costs to be incurred. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

(j)

Consolidated, Amended and Restated Multifamily Note dated November 1, 2002 between Shelter Properties IV and GMAC Commercial Mortgage Corporation.*

(k)

Guaranty dated November 1, 2002 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation.*

(l)

Consolidated Amended and Restated Payment Guaranty dated November 1, 2002 by Shelter Properties IV for the benefit of GMAC Commercial Mortgage Corporation.*

SHELTER PROPERTIES IV

EXHIBIT INDEX - CONTINUED

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

10(iv)(a)

Purchase and Sale Contract between Quail Run IV Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005.*

     (b)

Second Amendment to Purchase and Sale Contract between Quail Run IV Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006.*

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.