Form 10QSB
period 2006-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2006-08-14
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,146
Receivables and deposits		415
Due from affiliates (Note C)		325
Other assets		1,253
Investment property (Note F):
Land	$ 1,883
Buildings and related personal property	62,692
	64,575
Less accumulated depreciation	(31,867)	32,708
		$ 35,847

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 996
Tenant security deposit liabilities		152
Accrued property taxes		422
Other liabilities		334
Mortgage note payable		40,000

Partners' Capital (Deficiency)
General partners	$ 147
Limited partners (49,995 units issued and
outstanding)	(6,204)	(6,057)
		$ 35,847

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 1,489	$ 1,571	$ 2,742	$ 3,309
Other income	174	146	322	279
Total revenues	1,663	1,717	3,064	3,588

Expenses:
Operating	1,104	760	1,952	1,522
General and administrative	71	74	151	152
Depreciation	1,023	444	1,879	895
Interest	457	263	874	497
Property taxes	169	121	317	257
Total expenses	2,824	1,662	5,173	3,323

(Loss) income from continuing
Operations	(1,161)	55	(2,109)	265
Income (loss) from discontinued
operations	--	25	(1,635)	44
Gain on sale of discontinued
operations	35	--	9,319	--

Net (loss) income	$(1,126)	$ 80	$ 5,575	$ 309

Net (loss) income allocated to
general partners	$ (12)	$ 1	$ 56	$ 3
Net (loss) income allocated to
limited partner	(1,114)	79	5,519	306
	$(1,126)	$ 80	$ 5,575	$ 309
Net (loss) income per limited
partnership unit:
(Loss) income from continuing
operations	$(22.98)	$ 1.09	$(41.77)	$ 5.25
Income (loss) from discontinued
operations	--	0.49	(32.38)	0.87
Gain on sale of discontinued
operations	0.70	--	184.54	--
	$(22.28)	$ 1.58	$110.39	$ 6.12
Distributions per limited
partnership unit	$ --	$ --	$ --	$ 2.96

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2005	49,995	$ 91	$(11,723)	$(11,632)

Net income for the six months
ended June 30, 2006	--	56	5,519	5,575

Partners' capital (deficiency)
at June 30, 2006	49,995	$ 147	$ (6,204)	$ (6,057)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 5,575	$ 309
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Casualty loss	--	3
Depreciation	1,969	1,165
Bad debt expense	26	91
Loss on early extinguishment of debt	1,601	--
Gain on sale of discontinued operations	(9,319)	--
Amortization of loan costs	64	73
Change in accounts:
Receivables and deposits	(86)	(692)
Due from affiliates	(325)	--
Other assets	(291)	(135)
Accounts payable	(33)	86
Tenant security deposit liabilities	33	(33)
Due to affiliates	--	4
Accrued property taxes	377	416
Other liabilities	(92)	(42)
Net cash (used in) provided by operating activities	(501)	1,245

Cash flows from investing activities:
Property improvements and replacements	(9,197)	(1,785)
Net deposits to restricted escrows	--	(1)
Net proceeds from sale of property	12,629	--
Net cash provided by (used in) investing activities	3,432	(1,786)

Cash flows from financing activities:
Advances from affiliates	--	849
Distributions to partners	--	(150)
Payments on mortgage notes payable	(62)	(438)
Repayment of mortgage note payable	(7,634)	--
Net cash (used in) provided by financing activities	(7,696)	261

Net decrease in cash and cash equivalents	(4,765)	(280)
Cash and cash equivalents at beginning of period	5,911	505
Cash and cash equivalents at end of period	$ 1,146	$ 225

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,151	$ 725
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
Payable	$ 892	$ 569

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 is approximately $2,215,000 and $29,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006.  The property’s operations, loss of approximately $1,635,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the six months ended June 30, 2006.  Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations, income of approximately $25,000 and $44,000, respectively, including revenues of approximately $677,000 and $1,331,000, respectively.

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

	For the Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating
activities	$ (501)	$ 1,245
Payments on mortgage notes payable	(62)	(438)
Property improvements and replacements	(9,197)	(1,785)
Change in restricted escrows, net	--	(1)
Changes in reserves for net operating
liabilities	391	305
Net cash used in operations	$(9,369)	$ (674)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the six months ended June 30, 2006 and 2005, the Partnership paid to such affiliates approximately $177,000 and $250,000, respectively, which is included in operating expense and (loss) income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $135,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $6,000 and $17,000, respectively.  In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Corporate General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment work related to interior costs.  The Partnership capitalizes this cost as part of investment property.  The Partnership was incorrectly charged for approximately $325,000 for this redevelopment supervision fee since the redevelopment project commenced in 2005.  This charge has been reversed and is reflected as due from affiliates.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000.  At June 30, 2006, the limited partners had not received their return.  During the six months ended June 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain on sale of discontinued operations.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $849,000 to fund the redevelopment and to pay mortgage refinance fees at Baymeadows Apartments. Interest was charged at the prime rate plus 2% and was approximately $4,000 for the six months ended June 30, 2005. There were no such advances made during the six months ended June 30, 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $300,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $166,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

Note E – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the six months ended June 30, 2006 as a result of the sale.  In addition, during the six months ended June 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations. The property’s operations, loss of approximately $1,635,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the six months ended June 30, 2006.  Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations, income of approximately $25,000 and $44,000, respectively, including revenues of approximately $677,000 and $1,331,000, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $35,000 established during the three months ended March 31, 2006 related to the sale of Quail Run Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain on sale of discontinued operations for the three months ended June 30, 2006.

Note F – Redevelopment

The Partnership’s investment property, Baymeadows Apartments, is currently under redevelopment.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $31,488,000 of which approximately $13,195,000 was completed during 2005 and an additional $7,680,000 was completed during the six months ended June 30, 2006.  Included in these construction costs are capitalized interest costs of approximately $284,000 and $163,000, capitalized tax and insurance expenses of approximately $84,000 and $60,000, and other construction period operating costs of approximately $51,000 and $24,000 for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively. The Partnership expects redevelopment costs of approximately $5,789,000 to be incurred during the remainder of 2006. The project was being funded from refinance proceeds and it is expected that the redevelopment will continue to be funded by remaining sale proceeds and advances from an affiliate of the Corporate General Partner.

In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during 2007 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed during 2005. It is expected that the new construction will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor and its subcontractors formerly involved in the redevelopment project at Baymeadows Apartments. The contractor and its subcontractors have filed liens against the property for amounts held back by the Partnership due to the contractor’s deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Partnership has recorded an accrual as of June 30, 2006 based upon an estimate of costs to be incurred. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Baymeadows Apartments (1)
Jacksonville, Florida	63%	81%

(1)

The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to current redevelopment of the property that has resulted in less units available for rent. At June 30, 2006, approximately 43 units were unoccupied due to the redevelopment of the property.

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

Results of Operations

The Partnership’s net (loss) income for the three and six months ended June 30, 2006 was approximately $(1,126,000) and $5,575,000, respectively, compared to net income of approximately $80,000 and $309,000 for the three and six months ended June 30, 2005, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-

Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as income from discontinued operations due to its sale on March 31, 2006. The increase in net income for the six months ended June 30, 2006 is primarily due to the recognition of gain on the sale of Quail Run Apartments, partially offset by loss from discontinued operations, and loss from continuing operations.  Net income decreased for the three months ended June 30, 2006 due to the increase in loss from continuing operations.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the six months ended June 30, 2006 as a result of the sale.  In addition, during the six months ended June 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations. The property’s operations, loss of approximately $1,635,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the six months ended June 30, 2006.  Included in income from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations, income of approximately $25,000 and $44,000, respectively, including revenues of approximately $677,000 and $1,331,000, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $35,000 established during the three months ended March 31, 2006 related to the sale of Quail Run Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain on sale of discontinued operations for the three months ended June 30, 2006.

During the six months ended June 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission of approximately $178,000 previously accrued associated with the sale of Countrywood Village in 2000, which is included in gain on sale of discontinued operations.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a net loss from continuing operations of approximately $1,161,000 and $2,109,000 for the three and six months ended June 30, 2006, respectively, compared to net income of approximately $55,000 and $265,000 for the corresponding periods in 2005.  The decrease in income from continuing operations for the three and six months ended June 30, 2006 is due to an increase in total expenses and a decrease in total revenues.  Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy partially offset by a decrease in bad debt expense and an increase in the average rental rate at Baymeadows Apartments.  Other income increased primarily due to an increase in interest income.  Interest income increased due to proceeds from the Baymeadows Apartments 2005 refinancing being held to fund the redevelopment projects in place at Baymeadows Apartments.

Total expenses increased for both the three and six months ended June 30, 2006 due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased due to increases in advertising, administrative, property, and insurance expense, partially offset by decreases in property management fees. Advertising expense increased due to increases in newspaper advertising, periodical advertising, leasing promotions and resident relations at Baymeadows Apartments.  Administrative expense increased due to increases in contract common area cleaning at Baymeadows Apartments.  Property expense increased due to increases in payroll cost and related benefits and utilities expense at Baymeadows Apartments. Insurance expense increased due to increases in hazard insurance premiums at Baymeadows Apartments.  Property management fees decreased at Baymeadows Apartments as a result of the decrease in rental income due to the redevelopment of the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.  Interest expense increased due to the refinancing of the mortgage at Baymeadows Apartments, which resulted in a higher principle balance, partially offset by capitalized interest associated with the redevelopment at Baymeadows Apartments. Property tax expense increased at Baymeadows Apartments due to an increase in the assessed value of the property, partially offset by capitalized taxes associated with the redevelopment project at Baymeadows Apartments.

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

Included in general and administrative expense for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $1,146,000 compared to approximately $225,000 at June 30, 2005. Cash and cash equivalents decreased approximately $4,765,000 since December 31, 2005 due to approximately $501,000 and $7,696,000 of cash used in operating and financing activities respectively, partially offset by approximately $3,432,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage note payable on Quail Run apartments, and principal payments on the mortgage encumbering Quail Run Apartments. Cash provided by investing activities consisted of net proceeds from the sale of Quail Run Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Quail Run Apartments: During the six months ended June 30, 2006, the Partnership completed approximately $41,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering replacements, gutters, and structural improvements. These improvements were funded from operating cash flow. Quail Run Apartments was sold on March 31, 2006.

Baymeadows Apartments: During the six months ended June 30, 2006, the Partnership completed approximately $7,680,000 of capital improvements at Baymeadows Apartments arising from the redevelopment and new construction of the property, which includes capitalization of construction period interest costs of approximately $163,000, capitalized tax and insurance expenses of approximately $60,000 and other construction period operating costs of approximately $24,000 for the six months ended June 30, 2006. Approximately 43 units were in redevelopment and not in service at June 30, 2006. Additional capital improvements of approximately $153,000 were also completed which consisted primarily of landscaping, building improvements, interior decoration, golf carts, interior painting, and water heater,  air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and refinancing and sale proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $31,488,000 of which approximately $20,875,000 was completed as of June 30, 2006.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. The Partnership expects redevelopment costs of approximately $5,789,000 to be incurred during the remainder of 2006. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipates the construction to begin during 2007 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of June 30, 2006. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow, Partnership reserves and advances from affiliates of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Operations	$ --	$ --	$ 150	$ 2.96

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,385 limited partnership units (the "Units") in the Partnership representing 72.78% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership has an ongoing dispute with a general contractor and its subcontractors formerly involved in the redevelopment project at Baymeadows Apartments. The contractor and its subcontractors have filed liens against the property for amounts held back by the Partnership due to the contractor’s deficient performance. The Corporate General Partner is investigating a claim for liquidated damages under the contract against the contractor due to its delayed performance. The Partnership has recorded an accrual as of June 30, 2006 based upon an estimate of costs to be incurred. The Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10

(i)

Contracts related to acquisition of property:

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

(iii)

Contracts related to refinancing of debt:

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

10(iv)(a)

Purchase and Sale Contract between Quail Run IV Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005, incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2005 and filed November 8, 2005.

     (b)

Second Amendment to Purchase and Sale Contract between Quail Run IV Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2006 and filed February 15, 2006.

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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.