Form 10QSB
period 2006-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2006-11-13
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 169
Receivables and deposits		422
Other assets		1,104
Investment property:
Land	$ 1,883
Buildings and related personal property	65,527
	67,410
Less accumulated depreciation	(33,150)	34,260
		$ 35,955

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 1,121
Tenant security deposit liabilities		182
Accrued property taxes		610
Other liabilities		368
Due to affiliates		964
Mortgage note payable (Note E)		40,000

Partners' Capital (Deficiency)
General partners	$ 134
Limited partners (49,995 units issued and
outstanding)	(7,424)	(7,290)
		$ 35,955

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 1,686	$ 1,546	$ 4,428	$ 4,855
Other income	170	153	492	432
Total revenues	1,856	1,699	4,920	5,287
Expenses:
Operating	1,057	887	3,009	2,409
General and administrative	62	68	213	220
Depreciation	1,283	428	3,162	1,323
Interest	503	359	1,377	856
Property taxes	176	124	493	381
Loss on early extinguishment of
debt (Note G)	--	304	--	304
Total expenses	3,081	2,170	8,254	5,493
Loss from continuing operations	(1,225)	(471)	(3,334)	(206)
(Loss) income from discontinued
operations	(8)	(25)	(1,643)	19
Gain on sale of discontinued
operations	--	--	9,319	--

Net (loss) income	$(1,233)	$ (496)	$ 4,342	$ (187)
Net (loss) income allocated to
general partners	$ (13)	$ (5)	$ 43	$ (2)
Net (loss) income allocated to
limited partners	(1,220)	(491)	4,299	(185)

	$(1,233)	$ (496)	$ 4,342	$ (187)
Net (loss) income per limited
partnership unit:
Loss from continuing operations	(24.25)	(9.32)	(66.02)	(4.08)
(Loss) income from discontinued
operations	(0.15)	(0.50)	(32.53)	0.38
Gain on sale of discontinued
operations	--	--	184.54	--
	(24.40)	(9.82)	85.99	(3.70)
Distributions per limited
partnership unit	$ --	$ --	$ --	$ 2.96

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2005	49,995	$ 91	$ (11,723)	$(11,632)

Net income for the nine months
ended September 30, 2006	--	43	4,299	4,342

Partners' capital (deficiency)
at September 30, 2006	49,995	$ 134	$ (7,424)	$ (7,290)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 4,342	$ (187)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,252	1,729
Bad debt expense	49	140
Casualty loss	--	1
Loss on early extinguishment of debt	1,601	304
Amortization of loan costs	95	111
Gain on sale of discontinued operations	(9,319)	--
Change in accounts:
Receivables and deposits	(105)	12
Other assets	(173)	7
Accounts payable	(23)	340
Tenant security deposit liabilities	63	(35)
Accrued property taxes	565	624
Other liabilities	(58)	92
Due to affiliates	8	--
Net cash provided by operating activities	297	3,138
Cash flows from investing activities:
Property improvements and replacements	(11,928)	(6,237)
Net withdrawals from restricted escrows	--	230
Net proceeds from sale of property	12,629	--
Net cash provided by (used in) investing
activities	701	(6,007)
Cash flows from financing activities:
Proceeds from mortgage note payable	--	40,000
Repayment of mortgage note payable	(7,634)	(24,083)
Debt extinguishment costs	--	(23)
Distributions to partners	--	(150)
Payments on mortgage notes payable	(62)	(552)
Advances from affiliates	956	2,413
Repayment of advances from affiliates	--	(2,413)
Loan costs paid	--	(848)
Net cash (used in) provided by financing
activities	(6,740)	14,344
Net (decrease) increase in cash and cash equivalents	(5,742)	11,475
Cash and cash equivalents at beginning of period	5,911	505
Cash and cash equivalents at end of period	$ 169	$11,980
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,638	$ 1,024
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 996	$ 192

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $2,215,000 and $29,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006 (see Note E).

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "net cash (used in) provided by operating activities" in the accompanying consolidated statements of cash flows to "net cash used in operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$ 297	$ 3,138
Payments on mortgage notes payable	(62)	(552)
Property improvements and replacements	(11,928)	(6,237)
Change in restricted escrows, net	--	230
Changes in reserves for net operating
liabilities	(326)	(1,180)
Net cash used in operations	$(12,019)	$(4,601)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. During the nine months ended September 30, 2006 and 2005, the Partnership paid to such affiliates approximately $264,000 and $366,000, respectively, which is included in operating expense and (loss) income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $168,000 and $332,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $20,000 and $158,000, respectively.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000. At September 30, 2006, the limited partners had not received their return.  During the nine months ended September 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain on sale of discontinued operations for the nine months ended September 30, 2006.

Pursuant to the Partnership Agreement and in connection with the refinance of Baymeadows Apartments in August 2005, the Corporate General Partner was paid a refinance fee of 1% of the new mortgage amount or $400,000 for its assistance in arranging the new loan.   There were no such fees paid during the nine months ended September 30, 2006.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $956,000 and $2,413,000 to fund the redevelopment at Baymeadows Apartments (see “Note F”) and to pay 2005 mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense was approximately $9,000 and $27,000 for the nine months ended September 30, 2006 and 2005, respectively. The Partnership repaid approximately $2,440,000 of advances and associated interest during the nine months ended September 30, 2005 from the proceeds from the refinance of Baymeadows Apartments (see “Note G”). There were no such payments during the nine months ended September 30, 2006.  At September 30, 2006 the total advances and accrued interest due to the Corporate General Partner was approximately $964,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to September 30, 2006, an affiliate of the Corporate General Partner advance approximately $400,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $305,000 and $166,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

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

Note E – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the nine months ended September 30, 2006 as a result of the sale. In addition, during the nine months ended September 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations. The property’s operations, loss of approximately $1,643,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the nine months ended September 30, 2006. During the three months ended September 30, 2006, additional operating costs related to Quail Run Apartments in excess of accruals established at March 31, 2006 were incurred.  These costs of approximately $8,000 are included in loss from discontinued operations for the three months ended September 30, 2006. Included in (loss) income from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, loss of approximately $25,000 and income of $19,000, respectively, including revenues of approximately $675,000 and $2,006,000, respectively.

Note F – Redevelopment

The Partnership’s investment property, Baymeadows Apartments, is currently under redevelopment.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $32,327,000 of which approximately $13,195,000 was completed during 2005 and an additional $10,286,000 was completed during the nine months ended September 30, 2006.  Included in these construction costs are capitalized interest costs of approximately $187,000 and $132,000, capitalized tax and insurance expenses of approximately $72,000 and $53,000, and other construction period operating costs of approximately $25,000 and $32,000 for the nine months ended September 30, 2006 and 2005, respectively. The Partnership expects redevelopment costs of approximately $3,317,000 to be incurred during the remainder of 2006. The project was being funded from refinance proceeds and sales proceeds and it is expected that the remaining redevelopment costs will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipated the construction to begin during 2007 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed during 2005. The project was put on hold during the third quarter of 2006. The Corporate General Partner will evaluate when the new unit construction project will be commenced later in 2006. It is expected that the new construction will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

Note G – Refinance of Mortgage Note Payable

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

The existing lender assigned the existing mortgage note of approximately $24,083,000 to the holder of the additional mortgage note.  The terms of the existing mortgage note were modified to match the terms for the additional mortgage note and the two loans were then combined into one mortgage note issued by the new lender for $40,000,000.  During the nine months ended September 30, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender.  Total capitalized loan costs for the additional mortgage were approximately $848,000 during the nine months ended September 30, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Baymeadows Apartments (1)
Jacksonville, Florida	67%	79%

(1)

The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to current redevelopment of the property that has resulted in less units available for rent. At September 30, 2006, approximately 38 units were unoccupied due to the redevelopment of the property.

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

Results of Operations

The Partnership’s net (loss) income for the three and nine months ended September 30, 2006 was approximately ($1,233,000), and $4,342,000, respectively, compared to net loss of approximately $496,000 and $187,000 for the three and nine months ended September 30, 2005, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006.  The increase in net loss for the three months ended September 30, 2006 is due to an increase in loss from continuing operations partially offset by a decrease in loss from discontinued operations.  The increase in net income for the nine months period is primarily due to the recognition of gain on the sale of Quail Run Apartments, partially offset by increases in both loss from discontinued operations and loss from continuing operations.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the nine months ended September 30, 2006 as a result of the sale.  In addition, during the nine months ended September 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in (loss) income from discontinued operations. The property’s operations, loss of approximately $1,643,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the nine months ended September 30, 2006. During the three months ended September 30, 2006, additional operating costs related to Quail Run Apartments in excess of accruals established at March 31, 2006 were incurred.  These costs of approximately $8,000 are included in loss from discontinued operations for the three months ended September 30, 2006.  Included in (loss) income from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, loss of approximately $25,000 and income of $19,000, respectively, including revenues of approximately $675,000 and $2,006,000, respectively.

During the nine months ended September 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission of approximately $178,000 previously accrued associated with the sale of Countrywood Village in 2000, which is included in gain on sale of discontinued operations.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a net loss from continuing operations of approximately $1,225,000 and $3,334,000 for the three and nine months ended September 30, 2006, respectively, compared to net loss of approximately $471,000 and $206,000 for the corresponding periods in 2005.  The increase in loss from continuing operations for the three months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in loss from continuing operations for the nine months ended September 30, 2006 is due to an increase in total expenses and a decrease in total revenues.  Total revenues increased for the three month period due to increases in rental and other income. Total revenues decreased for the nine month period due to a decrease in rental income, partially offset by an increase in other income.  Rental income increased for the three month period due to an increase in occupancy at Baymeadows Apartments.  Rental income decreased for the nine month period due to a decrease in occupancy partially offset by a decrease in bad debt expense and an increase in the average rental rate. Other income increased for the nine months ended September 30, 2006 primarily due to an increase in interest income.  Interest income increased due to proceeds from the Baymeadows Apartments 2005 refinancing being held to fund the redevelopment project in place at Baymeadows Apartments. Other income increased for the three months ended September 30, 2006 primarily due to an increase in tenant utility reimbursements at the investment property.

Total expenses increased for both the three and nine months ended September 30, 2006 due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in loss on early extinguishment of debt. Operating expense increased for the three month period due to increases in advertising, property, administrative, and insurance expense, partially offset by a decrease in maintenance expense.  Operating expense increased for the nine months period due to increases in advertising, property, administrative, and insurance expense, partially offset by decreases in property management fees and maintenance expense.  Advertising expense increased for both periods due to increases in newspaper advertising, periodical advertising, leasing promotions, and resident relations at Baymeadows Apartments.  Property expense increased for both periods due to increases in payroll costs and related benefits and utilities expense at the investment property.  Administrative expense increased due to increases in contract common area cleaning, uniforms, training and travel, and resident eviction separation at Baymeadows Apartments.  Insurance expense increased for both periods due to increases in hazard insurance premiums at the investment property.   Property management fees decreased for the nine months ended September 30, 2006 at Baymeadows Apartments as a result of the decrease in rental income due to the redevelopment of the property.  Maintenance expense decreased for both periods due to decreases in contract labor and turnover expense such as contract carpet cleaning and interior painting at Baymeadows Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Interest expense increased due to the refinancing of the mortgage at Baymeadows Apartments, which resulted in a higher principle balance, partially offset by capitalized interest associated with the redevelopment at Baymeadows Apartments and a decrease in interest on advances from an affiliate of the Corporate General Partner. Property tax expense increased at Baymeadows Apartments due to an increase in the assessed value of the property, partially offset by capitalized taxes associated with the redevelopment project at Baymeadows Apartments.

On August 22, 2005, the Partnership refinanced the mortgage encumbering Baymeadows Apartments (See “Liquidity and Capital Resources” below), during the nine months ended September 30, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender.

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the nine months ended September 30, 2005, the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets.  This loss is included in operating expense.  In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the nine months ended September 30, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are also included in operating expenses.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $169,000 compared to approximately $11,980,000 at September 30, 2005. Cash and cash equivalents decreased approximately $5,742,000 since December 31, 2005 due to approximately $6,740,000 of cash used in financing activities, partially offset by approximately $701,000 and $297,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of repayment of the mortgage note payable on Quail Run apartments, and principal payments on the mortgage encumbering Quail Run Apartments, partially offset by advances from affiliates. Cash provided by investing activities consisted of net proceeds from the sale of Quail Run Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $956,000 and $2,413,000, respectively, to fund the redevelopment at Baymeadows Apartments (see below) and to pay 2005 mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006) and interest expense was approximately $9,000 and $27,000 for the nine months ended September 30, 2006 and 2005, respectively. The Partnership repaid approximately $2,440,000 of advances and associated interest during the nine months ended September 30, 2005 from the proceeds from the refinance of Baymeadows Apartments (see below). There were no such payments during the nine months ended September 30, 2006.  At September 30, 2006 the total advances and accrued interest due to the Corporate General Partner was approximately $964,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”.  Subsequent to September 30, 2006, an affiliate of the Corporate General Partner advanced approximately $400,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

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

Quail Run Apartments: During the nine months ended September 30, 2006, the Partnership completed approximately $41,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering replacements, gutters, and structural improvements. These improvements were funded from operating cash flow. Quail Run Apartments was sold on March 31, 2006.

Baymeadows Apartments: During the nine months ended September 30, 2006, the Partnership completed approximately $10,286,000 of capital improvements at Baymeadows Apartments arising from the redevelopment and new construction of the property, which includes capitalization of construction period interest costs of approximately $187,000, capitalized tax and insurance expenses of approximately $72,000 and other construction period operating costs of approximately $25,000 for the nine months ended September 30, 2006. Approximately 38 units were in redevelopment and not in service at September 30, 2006. Additional capital improvements of approximately $382,000 were also completed which consisted primarily of electrical breakers, signage, building improvements, interior decoration, golf carts, interior painting, and water heater,  air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow, advances from affiliates, and Partnership reserves. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $32,327,000 of which approximately $23,481,000 was completed as of September 30, 2006.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. The Partnership expects redevelopment costs of approximately $3,317,000 to be incurred during the remainder of 2006. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property. The Corporate General Partner anticipated the construction to begin during 2007 and to be completed during 2008 at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of September 30, 2006. This project was put on hold during the third quarter of 2006. The Corporate General Partner will evaluate when the new unit construction project will be commenced later in 2006. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from affiliates of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The existing lender assigned the existing mortgage note of approximately $24,083,000 to the holder of the additional mortgage note.  The terms of the existing mortgage note were modified to match the terms for the additional mortgage note and the two loans were then combined into one mortgage note issued by the new lender for $40,000,000.  During the nine months ended September 30, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender. Total capitalized loan costs for the additional mortgage were approximately $848,000 for the nine months ended September 30, 2005.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and the redevelopment project) of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Operations	$ --	$ --	$ 150	$ 2.96

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,475 limited partnership units (the "Units") in the Partnership representing 72.96% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.96% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

10(iii)

Contracts related to financing of debt:

(n)

Additional Mortgage Note, dated August 22, 2005 between Shelter Properties IV, L.P., a South Carolina limited partnership and Allstate Life Insurance Company, an Illinois corporation for Baymeadows Apartments (Filed as Exhibit 10(n) to Current Report on Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

(o)

Modification, Restatement and Consolidation of Notes dated August 22, 2005 between Shelter Properties IV, L.P. and Allstate Life Insurance Company (Filed as Exhibit 10(o) to Current Report on Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

(p)

Second Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement, dated August 22, 2005, between Shelter Properties IV, L.P. and Allstate Life Insurance Company (Filed as Exhibit 10(p) to Current Report on Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

(q)

Nonrecourse Exception Indemnity Agreement dated August 22, 2005 by AIMCO Properties, L.P., for the benefit of Allstate Life Insurance Company (Filed as Exhibit 10(q) to Current Report on Form 8-K of Registrant dated August 22, 2005 and incorporated herein by reference).

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.