Form 10KSB
period 2006-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2007-03-23
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $7,493,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1982 and 1983, during its acquisition phase, the Partnership acquired five existing apartment properties. The Partnership continues to own and operate one investment property. During 2006 the Partnership sold one investment property. See "Item 2. Description of Property".

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner.  An affiliate of the Corporate General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, they own an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Baymeadows Apartments	9/30/82	Fee ownership subject	Apartment
Jacksonville, Florida		to first mortgage	904 units

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the year ended December 31, 2006 as a result of the sale. In addition, during the year ended December 31, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  The property’s operations, income of approximately $3,000, which includes revenues of approximately $635,000, is included in loss from discontinued operations for the year ended December 31, 2006. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $101,000 including revenues of approximately $2,667,000.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Baymeadows Apartments
Apartments	$69,784	$34,453	5-36 yrs	S/L	$28,798

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Baymeadows
Apartments	$40,000	4.87%	(1)	9/05/12	$33,756

(1)

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Baymeadows
Apartments (1)	$10,035	$9,416	69%	75%

(1)

The Corporate General Partner attributes the decrease in occupancy at Baymeadows Apartments to the redevelopment project at the property, as discussed below.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)
Baymeadows Apartments	$ 613	1.35%

During 2006 and 2005, Duval County in Florida reassessed the property tax values. The Partnership appealed the reassessed property tax values of Baymeadows Apartments. Due to the Partnership's appeal of the reassessed property values for 2006 and 2005, the property tax expense for both years was based on the property tax value as estimated by a third party property tax specialist. Therefore, the property tax expense was reduced by approximately $196,000 and $117,000 during the years ended December 31, 2006 and 2005, respectively, based on the revised assessed property tax value. However, the property was required to pay the entire billed tax amounts. The appeals for both years were settled during the year ended December 31, 2006. The property tax receivable of approximately $313,000 is included in receivables and deposits on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.

Capital Improvements

Baymeadows Apartments

During the year ended December 31, 2006, the Partnership completed approximately $12,378,000 of capital improvements at Baymeadows Apartments arising from the redevelopment and new construction of the property, which includes capitalization of construction period interest costs of approximately $225,000, capitalized tax expense of approximately $81,000 and other construction period operating costs of approximately $26,000 for the year ended December 31, 2006. Approximately 25 units were in redevelopment and not in service at December 31, 2006. Additional capital improvements of approximately $663,000 were also completed which consisted primarily of interior decoration, building improvements, electrical breakers, signage, swimming pool pumps, heaters, air conditioning units, insulation, water and sewer upgrades, and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Corporate General Partner and partnership reserves. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $32,346,000 of which approximately $25,573,000 was completed as of December 31, 2006.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The project to add the additional 288 units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from affiliate of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Quail Run Apartments

During the year ended December 31, 2006, the Partnership completed approximately $42,000 of capital improvements at Quail Run Apartments, consisting primarily of floor covering replacements, gutters, and structural improvements. These improvements were funded from operating cash flow. Quail Run Apartments was sold to a third party on March 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the “Units”) aggregating $49,900,000.  An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,534 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 36,645 units or 73.30% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2006 and 2005 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Operations	$ --	$ --	$ 150	$ 2.96

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Baymeadows Apartments it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 Units in the Partnership representing 73.30% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s income for the year ended December 31, 2006 was approximately $3,216,000 compared to a net loss of approximately $561,000 for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2005 have been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006.  The increase in income for the year ended December 31, 2006 is primarily due to the recognition of gain on the sale of Quail Run Apartments, partially offset by increases in both loss from discontinued operations and loss from continuing operations.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the year ended December 31, 2006 as a result of the sale. In addition, during the year ended December 31, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  The property’s operations, income of approximately $3,000, which includes revenues of approximately $635,000, is included in loss from discontinued operations for year ended December 31, 2006. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $101,000 including revenues of approximately $2,667,000.

During the year ended December 31, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission of approximately $178,000 previously accrued associated with the sale of Countrywood Village in 2000, which is included in gain on sale of discontinued operations.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a loss from continuing operations of approximately $4,505,000 for the year ended December 31, 2006, compared to a loss from continuing operations of approximately $460,000 for the year ended December 31, 2005.  The increase in loss from continuing operations for the year ended December 31, 2006 is primarily due to an increase in total expenses as total revenues remained relatively constant.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expense and loss on early extinguishment of debt. Operating expense increased for the year ended December 31, 2006 due to increases in advertising, property, administrative, and insurance expense. Advertising expense increased due to increases in newspaper advertising, periodical advertising, leasing promotions, and resident relations at Baymeadows Apartments.  Property expense increased due to increases in payroll costs and related benefits and utilities expense at the investment property.  Administrative expense increased due to increases in contract common area cleaning, and training and travel expenses at Baymeadows Apartments.  Insurance expense increased due to increases in hazard insurance premiums at the investment property.   Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to the refinancing of the mortgage at Baymeadows Apartments, which resulted in a higher principal balance, an increase in interest on advances from an affiliate of the Corporate General Partner, and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments. Property tax expense increased at Baymeadows Apartments due to an increase in the assessed value of the property partially offset by the anticipated refunds for the tax years 2006 and 2005.

During 2006 and 2005, Duval County in Florida reassessed the property tax values. The Partnership appealed the reassessed property tax values of Baymeadows Apartments. Due to the Partnership's appeal of the reassessed property values for 2006 and 2005, the property tax expense for both years was based on the property tax value as estimated by a third party property tax specialist. Therefore, the property tax expense was reduced by approximately $196,000 and $117,000 during the years ended December 31, 2006 and 2005, respectively, based on the revised assessed property tax value.  The appeals for both years were settled during the year ended December 31, 2006.

On August 22, 2005, the Partnership refinanced the mortgage encumbering Baymeadows Apartments (See “Liquidity and Capital Resources” below), during the year ended December 31, 2005, the Partnership recognized a loss on early extinguishment of debt of approximately $304,000 due to the write off of unamortized loan costs on the original loan and a prepayment penalty paid to the original lender.

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets.  This loss is included in operating expense.  In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the year ended December 31, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are also included in operating expenses.

General and administrative expenses decreased for the year ended December 31, 2006 due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $113,000 compared to approximately $5,911,000 at December 31, 2005. Cash and cash equivalents decreased approximately $5,798,000 since December 31, 2005 due to approximately $4,681,000 and $1,258,000 of cash used in financing, and investing activities, respectively, partially offset by approximately $141,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of the mortgage note payable encumbering Quail Run Apartments and principal payments on the mortgage encumbering Quail Run Apartments, partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements, partially offset by net proceeds from the sale of Quail Run Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $3,015,000 and $2,413,000, respectively, to fund the redevelopment at Baymeadows Apartments (see below) and to pay 2005 mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense was approximately $62,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively. The Partnership repaid approximately $2,440,000 of advances and associated interest during the year ended December 31, 2005 from the proceeds from the refinance of Baymeadows Apartments (see below). There were no such payments during the year ended December 31, 2006.  At December 31, 2006 the total advances and accrued interest due to the Corporate General Partner was approximately $3,077,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2006, an affiliate of the Corporate General Partner advanced approximately $2,506,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership currently expects to budget approximately $6,773,000 for 2007 related to the redevelopment project at Baymeadows Apartments.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and advances from an affiliate of the Corporate General Partner.  Capital expenditures will be incurred only if cash is available from operations or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 22, 2005, the Partnership obtained an additional mortgage from a new lender in the principal amount of approximately $15,917,000 on Baymeadows Apartments. The additional mortgage loan agreement requires monthly payments of interest only beginning on October 5, 2005 until September 5, 2007, with the interest rate being 4.87%.  From October 5, 2007 through September 5, 2012, the Loan Agreement requires monthly payments of principal and interest calculated using a 300 month loan amortization period. If the Property completes the required rehabilitation work within 36 months of the date of the loan agreement and the property achieves gross rental income of at least $8,724,000 from not more than 95% of the units within 36 months, then the installments for the remaining period of the loan will be calculated using a 360 month amortization period. If the above two requirements are not met within 36 months, then the installments for the remaining period of the loan will be calculated using a 240 month amortization period.  The mortgage matures on September 5, 2012 at which time the unpaid principal amount and any interest accrued but remaining unpaid becomes due.

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

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2006 and 2005 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Operations	$ --	$ --	$ 150	$ 2.96

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at Baymeadows Apartments it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 limited partnership units (the “Units”) in the Partnership representing 73.30% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties IV

We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2006, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 113
Receivables and deposits		620
Other assets		922
Investment property (Notes B, E and G):
Land	$ 1,883
Buildings and related personal property	67,901
	69,784
Less accumulated depreciation	(34,453)	35,331

		$ 36,986

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 1,631
Tenant security deposit liabilities		190
Due to affiliates (Note D)		3,156
Other liabilities		425
Mortgage note payable (Note B)		40,000

Partners' Capital (Deficiency)
General partners	$ 123
Limited partners (49,995 units issued and
outstanding)	(8,539)	(8,416)

		$ 36,986

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 6,179	$ 6,188
Other income	679	652
Total revenues	6,858	6,840

Expenses:
Operating	4,208	3,088
General and administrative	261	289
Depreciation	4,465	1,899
Interest	1,910	1,219
Property taxes	519	501
Loss on extinguishment of debt (Note B)	--	304
Total expenses	11,363	7,300

Loss from continuing operations (Note A)	(4,505)	(460)
Loss from discontinued operations	(1,598)	(101)
Gain on sale of discontinued operations (Notes A and E)	9,319	--
Net income (loss) (Note C)	$ 3,216	$ (561)

Net income (loss) allocated to general partners	$ 32	$ (6)
Net income (loss) allocated to limited partners	3,184	(555)
	$ 3,216	$ (561)
Net income (loss) per limited partnership unit:
Loss from continuing operations	$ (89.21)	$ (9.10)
Loss from discontinued operations	(31.64)	(2.00)
Gain on sale of discontinued operations	184.54	--
	$ 63.69	$ (11.10)

Distributions per limited partnership unit	$ --	$ 2.96

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2004	49,995	$ 99	$(11,020)	$(10,921)

Distributions to partners	--	(2)	(148)	(150)

Net loss for the year ended
December 31, 2005	--	(6)	(555)	(561)

Partners' capital (deficiency)
at December 31, 2005	49,995	91	(11,723)	(11,632)

Net income for the year ended
December 31, 2006	--	32	3,184	3,216

Partners' capital (deficiency)
at December 31, 2006	49,995	$ 123	$ (8,539)	$ (8,416)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 3,216	$ (561)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	4,555	2,441
Bad debt expense	90	195
Casualty loss	--	1
Loss on early extinguishment of debt	1,601	304
Amortization of loan costs	125	141
Gain on sale of discontinued operations	(9,319)	--
Change in accounts:
Receivables and deposits	(344)	(99)
Other assets	(21)	97
Accounts payable	72	53
Tenant security deposit liabilities	71	(58)
Accrued property taxes	(45)	45
Other liabilities	(1)	112
Due to affiliates	141	--
Net cash provided by operating activities	141	2,671
Cash flows from investing activities:
Net proceeds from sale of property	12,629	--
Property improvements and replacements	(13,887)	(11,762)
Net withdrawals from restricted escrows	--	230
Net cash used in investing activities	(1,258)	(11,532)
Cash flows from financing activities:
Proceeds from mortgage note payable	--	40,000
Repayments of mortgage notes payable	(7,634)	(24,083)
Debt extinguishment costs	--	(23)
Payments on mortgage notes payable	(62)	(614)
Distributions to partners	--	(150)
Advances from affiliate	3,015	2,413
Repayment of advances from affiliates	--	(2,413)
Loan costs paid	--	(863)
Net cash (used in) provided by financing
activities	(4,681)	14,267
Net (decrease) increase in cash and cash equivalents	(5,798)	5,406
Cash and cash equivalents at beginning of year	5,911	505
Cash and cash equivalents at end of year	$ 113	$ 5,911
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,900	$ 1,361
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 1,411	$ 2,215

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties IV (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty IV Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022 unless terminated prior to such date. The Partnership commenced operations on July 22, 1982, and completed its acquisition of apartment properties on March 31, 1983.  The Partnership operates one apartment property located in Jacksonville, Florida.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note E).

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

Deferred Costs: Loan costs of approximately $863,000 less accumulated amortization of approximately $164,000 are included in other assets on the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2006 and 2005 was approximately $125,000 and $141,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $123,000 for the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

	Years Ended December 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 141	$ 2,671
Property improvements and replacements	(13,887)	(11,762)
Payments on mortgage notes payable	(62)	(614)
Changes in restricted escrows, net	--	230
Changes in reserves for net operating
liabilities	37	(345)
Net cash used in operations	$(13,771)	$ (9,820)

Distributions from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' capital (deficiency) for both of the years ended December 31, 2006 and 2005 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2006 and 2005 were an increase of approximately $37,000 and a decrease of approximately $345,000, respectively. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes, other liabilities and due to affiliates. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $37,708,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $101,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

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

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $225,000 and $284,000, property taxes of approximately $81,000 and $84,000, and operating costs of approximately $26,000 and $51,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $237,000 and $155,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expense and loss from discontinued operations.

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

Recent Accounting Pronouncements:  In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Baymeadows
Apartments	$40,000	$ 162	4.87%	09/05/12	$33,756

(1)

Fixed rate mortgage.

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

The mortgage note payable is non-recourse and is secured by a pledge of the respective apartment property and revenues generated by the property. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 206
2008	949
2009	1,301
2010	1,365
2011	1,433
Thereafter	34,746
Total	$40,000

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	Years Ended December 31,
	2006	2005

Net income (loss) as reported	$ 3,216	$ (561)
Add (deduct):
Depreciation differences	305	342
Change in prepaid rental	27	11
Gain on sale of property	2,821	--
Other	184	(114)

Federal taxable income (loss)	$ 6,553	$ (322)

Federal taxable income (loss) per
limited partnership unit	$129.77	$ (6.37)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$ (8,416)
Land and buildings	5,694
Accumulated depreciation	(12,227)
Syndication	6,293
Other	1,009

Net liabilities – Federal tax basis	$ (7,647)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $368,000 and $469,000 during the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $335,000 and $575,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, gain on sale of discontinued operations and investment property. The portion of these reimbursements included in gain on sale of discontinued operations and in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $146,000 and $349,000, respectively.  At December 31, 2006, the Partnership owed approximately $79,000 for accountable administrative expenses, which are included in due to affiliates on the consolidated balance sheet.

Pursuant to the Partnership Agreement and in connection with the refinance of Baymeadows Apartments in August 2005, the Corporate General Partner was paid a refinance fee of 1% of the new mortgage amount or $400,000 for its assistance in arranging the new loan.   This cost was capitalized and included in other assets on the consolidated balance sheet.

Pursuant to the Partnership Agreement the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contributions. In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000. At December 31, 2006, the limited partners had not received their return. During the year ended December 31, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain on sale of discontinued operations for the year ended December 31, 2006.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $3,015,000 and $2,413,000, respectively, to fund the redevelopment at Baymeadows Apartments (see Note G) and to pay 2005 mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense was approximately $62,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively. The Partnership repaid approximately $2,440,000 of advances and associated interest during the year ended December 31, 2005 from the proceeds from the refinance of Baymeadows Apartments. There were no such payments during the year ended December 31, 2006.  At December 31, 2006 the total advances and accrued interest due to an affiliate of the Corporate General Partner was approximately $3,077,000 and is included in due to affiliates on the consolidated balance sheet.  Subsequent to December 31, 2006, an affiliate of the Corporate General Partner advanced approximately $2,506,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $295,000 and $166,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 limited partnership units (the “Units”) in the Partnership representing 73.30% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the year ended December 31, 2006 as a result of the sale. In addition, during the year ended December 31, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  The property’s operations, income of approximately $3,000, which includes revenues of approximately $635,000, is included in loss from discontinued operations for year ended December 31, 2006. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $101,000 including revenues of approximately $2,667,000.

Note F - Casualty

In September 2004, Baymeadows Apartments experienced damage from Hurricanes Frances and Jeanne. During 2004, the Partnership recognized a casualty loss of approximately $6,000 and during the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $1,000 as a result of the write-off of undepreciated damaged assets.  This loss is included in operating expense on the accompanying consolidated statements of operations.  In addition to the damages, the Partnership incurred clean up costs of approximately $46,000 during the year ended December 31, 2005 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are also included in operating expenses on the accompanying consolidated statement of operations.

Note G – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Baymeadows Apartments	$40,000	$ 1,883	$26,917	$40,984

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)
Baymeadows	$ 1,883	$67,901	$69,784	$34,453	09/30/82	5-36
Apartments

Baymeadows Apartments is currently under redevelopment in order for the property to remain competitive in the Jacksonville area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $32,346,000 of which approximately $25,573,000 was completed as of December 31, 2006. The Partnership completed approximately $12,378,000 and $13,195,000 in costs related to the redevelopment during the years ended December 31, 2006 and 2005, respectively. Included in these construction costs are capitalized interest costs of approximately $225,000 and $284,000, capitalized tax expense of approximately $81,000 and $84,000, and other construction period operating costs of approximately $26,000 and $51,000 for the years ended December 31, 2006 and 2005, respectively. The project is being funded from Partnership reserves and advances from an affiliate of the Corporate General Partner.

In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The project to add the additional 288 units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. It is expected that the new construction will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 72,096	$ 58,151
Property improvements	13,083	13,948
Disposition of assets	(15,395)	(3)
Balance at end of year	$ 69,784	$ 72,096

Accumulated Depreciation
Balance at beginning of year	$ 40,392	$ 37,953
Additions charged to expense	4,555	2,441
Disposition of assets	(10,494)	(2)
Balance at end of year	$ 34,453	$ 40,392

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005 is approximately $75,478,000 and $79,096,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $46,680,000 and $56,895,000, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporate General Partner is Shelter Realty IV Corporation.  The names and ages of, as well as the position and offices held by, the present director and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

Entity	Number of Units	Percentage
Cooper River Properties, LLC
(an affiliate of AIMCO)	3,685	7.37%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	16,052	32.11%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,908	33.82%

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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $368,000 and $469,000 during the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $335,000 and $575,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, gain on sale of discontinued operations and investment property. The portion of these reimbursements included in gain on sale of discontinued operations and in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $146,000 and $349,000, respectively.  At December 31, 2006, the Partnership owed approximately $79,000 for accountable administrative expenses, which are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement and in connection with the refinance of Baymeadows Apartments in August 2005, the Corporate General Partner was paid a refinance fee of 1% of the new mortgage amount or $400,000 for its assistance in arranging the new loan.   This cost was capitalized and included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contributions. In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000. At December 31, 2006, the limited partners had not received their return. During the year ended December 31, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain on sale of discontinued operations for the year ended December 31, 2006.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $3,015,000 and $2,413,000, respectively, to fund the redevelopment at Baymeadows Apartments (see below) and to pay 2005 mortgage refinance fees at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense was approximately $62,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively. The Partnership repaid approximately $2,440,000 of advances and associated interest during the year ended December 31, 2005 from the proceeds from the refinance of Baymeadows Apartments. There were no such payments during the year ended December 31, 2006.  At December 31, 2006 the total advances and accrued interest due to an affiliate of the Corporate General Partner was approximately $3,077,000 and is included in due to affiliates on the consolidated balance sheet.  Subsequent to December 31, 2006, an affiliate of the Corporate General Partner advanced approximately $2,506,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $295,000 and $166,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 limited partnership units (the “Units”) in the Partnership representing 73.30% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $35,000 for 2006 and 2005, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $13,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

28

(a)

Agreement of Limited Partnership for Quail Run IV Limited Partnership between Shelter IV GP Limited Partnership and Shelter Properties IV entered into on February 12, 1992.  (Filed as Exhibit 28 to Form 10QSB - Quarterly Report filed June 11, 1993 and incorporated herein by reference.)

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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties IV (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.