Form 10QSB
period 2007-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2007-05-11
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 239
Receivables and deposits		560
Other assets		1,611
Investment property (Note E):
Land	$ 1,883
Buildings and related personal property	70,958
	72,841
Less accumulated depreciation	(35,800)	37,041
		$ 39,451

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 2,396
Tenant security deposit liabilities		192
Accrued property taxes		168
Other liabilities		367
Due to affiliates (Note C)		6,235
Mortgage note payable		40,000

Partners' Capital (Deficiency)
General partners	$ 108
Limited partners (49,995 units issued and
outstanding)	(10,015)	(9,907)
		$ 39,451

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,743	$ 1,253
Other income	127	148
Total revenues	1,870	1,401

Expenses:
Operating	1,220	848
General and administrative	69	80
Depreciation	1,347	856
Interest	576	417
Property taxes	149	148
Total expenses	3,361	2,349

Loss from continuing operations	(1,491)	(948)
Loss from discontinued operations	--	(1,635)
Gain on sale of discontinued operations	--	9,284
Net (loss) income	$ (1,491)	$ 6,701

Net (loss) income allocated to general partners	$ (15)	$ 68

Net (loss) income allocated to limited partners	(1,476)	6,633

	$ (1,491)	$ 6,701
Per limited partnership unit:
Loss from continuing operations	$ (29.52)	$ (18.79)
Loss from discontinued operations	--	(32.38)
Gain on sale of discontinued operations	--	183.84
	$ (29.52)	$ 132.67

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2006	49,995	$ 123	$ (8,539)	$ (8,416)

Net loss for the three months
ended March 31, 2007	--	(15)	(1,476)	(1,491)

Partners' capital (deficiency)
at March 31, 2007	49,995	$ 108	$(10,015)	$ (9,907)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,491)	$ 6,701
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation	1,347	946
Amortization of loan costs	30	33
Loss on early extinguishment of debt	--	1,601
Gain on sale of discontinued operations	--	(9,284)
Change in accounts:
Receivables and deposits	60	(16)
Other assets	(719)	(368)
Accounts payable	1,059	36
Tenant security deposit liabilities	2	(14)
Accrued property taxes	168	188
Other liabilities	(58)	(81)
Due to affiliates	174	30
Net cash provided by (used in) operating
activities	572	(228)
Cash flows from investing activities:
Property improvements and replacements	(3,351)	(3,631)
Net proceeds from sale of property	--	12,629
Net cash (used in) provided by investing
activities	(3,351)	8,998
Cash flows from financing activities:
Payments on mortgage notes payable	--	(62)
Repayment of mortgage note payable	--	(7,634)
Advances from affiliate	2,905	--
Net cash provided by (used in) financing
activities	2,905	(7,696)
Net increase in cash and cash equivalents	126	1,074
Cash and cash equivalents at beginning of the period	113	5,911
Cash and cash equivalents at end of the period	$ 239	$ 6,985
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 421	$ 562
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 1,117	$ 1,867

At December 31, 2006 and 2005, accounts payable included approximately $1,411,000 and $2,215,000, respectively, for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note D).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "net cash provided by (used in) operating activities" in the accompanying consolidated statements of cash flows to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating
activities	$ 572	$ (228)
Payments on mortgage notes payable	--	(62)
Property improvements and replacements	(3,351)	(3,631)
Changes in reserves for net operating
liabilities	(686)	225
Net cash used in operations	$(3,465)	$(3,696)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. During the three months ended March 31, 2007 and 2006, the Partnership paid to such affiliates approximately $95,000 and $102,000, respectively, which are included in operating expense and loss from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $128,000 and $298,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment property.  The portion of these reimbursements included in gain on sale of discontinued operations and investment property for the three months ended March 31, 2007 and 2006 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $79,000 and $237,000, respectively.  At March 31, 2007, the Partnership owed approximately $131,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contributions.  In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000.  At March 31, 2006, the limited partners had not received their return.  During the three months ended March 31, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain on sale of discontinued operations for the three months ended March 31, 2006.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $2,905,000 to fund redevelopment (see Note E) and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007) and interest expense was approximately $122,000 for the three months ended March 31, 2007. There were no such advances during the three months ended March 31, 2006.  At March 31, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $6,104,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced approximately $1,868,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $164,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $295,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,106,000 during the three months ended March 31, 2006 as a result of the sale.  The property’s operations of approximately $34,000 are shown as loss from discontinued operations and include revenues of approximately $635,000 for the three months ended March 31, 2006.  In addition, during the three months ended March 31, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty and is included in loss from discontinued operations.

Note E – Redevelopment

Baymeadows Apartments is currently under redevelopment in order for the property to remain competitive in the Jacksonville area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in July 2007 at a total estimated cost of approximately $32,338,000 of which approximately $28,442,000 was completed as of March 31, 2007. The Partnership completed approximately $2,869,000 and $3,169,000 in costs related to the redevelopment during the three months ended March 31, 2007 and 2006, respectively. Included in these construction costs are capitalized interest costs of approximately $66,000 and $103,000, capitalized tax expense of approximately $19,000 and $41,000, and other construction period operating costs of approximately $6,000 and $16,000 for the three months ended March 31, 2007 and 2006, respectively. The project is being funded from operations and advances from an affiliate of the Corporate General Partner.

In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was expended during 2005. The project to add the 288 new units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. It is expected that the new construction will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Baymeadows Apartments (1)
Jacksonville, Florida	75%	59%

(1)

The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to the current redevelopment of the property being almost complete that has resulted in more units available for rent. At March 31, 2007, approximately 61 units were unoccupied due to the redevelopment of the property.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $1,491,000, compared to net income of approximately $6,701,000 for the three months ended March 31, 2006. The increase in net loss for the three months ended March 31, 2007 is primarily due to the recognition of gain on the sale of Quail Run Apartments during the three months ended March 31, 2006.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,106,000 during the three months ended March 31, 2006 as a result of the sale.  In accordance with SFAS No. 144, the consolidated statement of operations included in “Item 1. Financial Statements” reflects the operations of Quail Run Apartments as loss from discontinued operations for the three months ended March 31, 2006 and includes revenues of approximately $635,000.  In addition, during the three months ended March 31, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty and is included in loss from discontinued operations.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a loss from continuing operations of approximately $1,491,000 for the three months ended March 31, 2007 compared to a loss of approximately $948,000 for the corresponding period in 2006.  The increase in loss from continuing operations for the three months ended March 31, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating, depreciation, and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained comparable for both periods. Operating expense increased due to increases in property, administrative, insurance expense, property management fees, and maintenance expenses. Property expense increased due to increases in salaries and related benefits and commissions and incentives at Baymeadows Apartments. Administrative expense increased due to an increase in contract common area cleaning at Baymeadows Apartments.  Insurance expense increased due to an increase in hazard insurance premiums at Baymeadows Apartments.  Property management fees increased at Baymeadows Apartments as a result of an increase in rental income at Baymeadows Apartments. Maintenance expense increased due to an increase in contract services at Baymeadows Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Interest expense increased due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments.

General and administrative expenses decreased for the three months ended March 31, 2007 primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Baymeadows Apartments.  Other income decreased due to a decrease in interest income, partially offset by an increase in tenant utility reimbursements.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $239,000 compared to approximately $6,985,000 at March 31, 2006. Cash and cash equivalents increased approximately $126,000 since December 31, 2006 due to approximately $2,905,000 and $572,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $3,351,000 of cash used by investing activities. Cash provided by financing activities consisted of advances from affiliates. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $2,905,000 to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007) and interest expense was approximately $122,000 for the three months ended March 31, 2007. There were no such advances during the three months ended March 31, 2006.  At March 31, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $6,104,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”.  Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced approximately $1,868,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership currently expects to budget approximately $3,896,000 for the remainder of 2007 related to the redevelopment project at Baymeadows Apartments.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and advances from an affiliate of the Corporate General Partner.  Capital expenditures will be incurred only if cash is available from operations or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Baymeadows Apartments: During the three months ended March 31, 2007, the Partnership completed approximately $2,869,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $66,000, capitalized tax and insurance expenses of approximately $19,000 and other construction period operating costs of approximately $6,000 for the three months ended March 31, 2007. Approximately 61 units were in redevelopment and not in service at March 31, 2007. Additional capital improvements of approximately $188,000 were also completed which consisted primarily of major landscaping, furniture, electrical, water heater, and air conditioning upgrades, and building improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in July 2007 at a total estimated cost of approximately $32,338,000 of which approximately $28,442,000 was completed as of March 31, 2007.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed during 2005. The project to add 288 new units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from an affiliate of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership had no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Baymeadows Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 limited partnership units (the "Units") in the Partnership representing 73.30% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date:  May 11, 2007

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

Date:  May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.