Form 10QSB
period 2007-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2007-08-14
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 92
Receivables and deposits		755
Other assets		1,442
Investment property:
Land	$ 1,883
Buildings and related personal property	72,931
	74,814
Less accumulated depreciation	(37,264)	37,550
		$ 39,839

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 1,212
Tenant security deposit liabilities		211
Accrued property taxes		336
Other liabilities		367
Due to affiliates (Note B)		9,384
Mortgage note payable		40,000

Partners' Capital (Deficiency)
General partners	$ 90
Limited partners (49,995 units issued and
outstanding)	(11,761)	(11,671)
		$ 39,839

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,821	$ 1,489	$ 3,564	$ 2,742
Other income	189	174	316	322
Total revenues	2,010	1,663	3,880	3,064

Expenses:
Operating	1,433	1,104	2,653	1,952
General and administrative	72	71	141	151
Depreciation	1,464	1,023	2,811	1,879
Interest	666	457	1,242	874
Property taxes	139	169	288	317
Total expenses	3,774	2,824	7,135	5,173

Loss from continuing operations	(1,764)	(1,161)	(3,255)	(2,109)
Loss from discontinued
operations (Notes A and C)	--	--	--	(1,635)
Gain from sale of discontinued
operations (Note C)	--	35	--	9,319

Net (loss) income	$(1,764)	$(1,126)	$(3,255)	$ 5,575

Net (loss) income allocated to
general partners	$ (18)	$ (12)	$ (33)	$ 56
Net (loss) income allocated to
limited partners	(1,746)	(1,114)	(3,222)	5,519
	$(1,764)	$(1,126)	$(3,255)	$ 5,575
Net (loss) income per limited
partnership unit:
Loss from continuing operations	$(34.92)	$(22.98)	$(64.45)	$(41.77)
Loss from discontinued operations	--	--	--	(32.38)
Gain from sale of discontinued
operations	--	0.70	--	184.54
	$(34.92)	$(22.28)	$(64.45)	$110.39

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2006	49,995	$ 123	$ (8,539)	$ (8,416)

Net loss for the six months
ended June 30, 2007	--	(33)	(3,222)	(3,255)

Partners' capital (deficiency)
at June 30, 2007	49,995	$ 90	$(11,761)	$(11,671)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(3,255)	$ 5,575
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	2,811	1,969
Loss on early extinguishment of debt	--	1,601
Gain from sale of discontinued operations	--	(9,319)
Amortization of loan costs	61	64
Change in accounts:
Receivables and deposits	(135)	(60)
Due from affiliates	--	(325)
Other assets	(581)	(291)
Accounts payable	(3)	(33)
Tenant security deposit liabilities	21	33
Due to affiliates	442	--
Accrued property taxes	336	377
Other liabilities	(58)	(92)
Net cash used in operating activities	(361)	(501)

Cash flows from investing activities:
Property improvements and replacements	(5,446)	(9,197)
Net proceeds from sale of discontinued operations	--	12,629
Net cash (used in) provided by investing activities	(5,446)	3,432

Cash flows from financing activities:
Advances from affiliate	5,786	--
Payments on mortgage note payable	--	(62)
Repayment of mortgage note payable	--	(7,634)
Net cash provided by (used in) financing activities	5,786	(7,696)

Net decrease in cash and cash equivalents	(21)	(4,765)
Cash and cash equivalents at beginning of period	113	5,911
Cash and cash equivalents at end of period	$ 92	$ 1,146

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 840	$ 988
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 995	$ 892

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 is approximately $1,411,000 and $2,215,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

Certain reclassifications have been made to the 2006 balances in order to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. During the six months ended June 30, 2007 and 2006, the Partnership paid to such affiliates approximately $187,000 and $177,000, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $230,000 and $116,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property.  The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the six months ended June 30, 2007 and 2006 are fees related to construction management services provided by an affiliate of the Corporate General

Partner of approximately $129,000 and $6,000, respectively.  At June 30, 2007, the Partnership owed approximately $186,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contributions.  In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000.  During the six months ended June 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain from sale of discontinued operations for the six months ended June 30, 2006.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $5,786,000 to fund redevelopment (see Note D) and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense was approximately $335,000 for the six months ended June 30, 2007. There were no such advances during the six months ended June 30, 2006.  At June 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $9,198,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced approximately $1,092,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $365,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $295,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the six months ended June 30, 2006 as a result of the sale.  In addition, during the six months ended June 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of the write off of unamortized loan costs and a prepayment penalty.  This amount is included in loss from discontinued operations. The property’s operations, loss of approximately $34,000 which includes revenues of approximately $635,000, is also included in loss from discontinued operations for the six months ended June 30, 2006.

During the three months ended June 30, 2006, certain accruals of approximately $35,000 established during the three months ended March 31, 2006 related to the sale of Quail Run Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

Note D – Redevelopment

Baymeadows Apartments is currently under redevelopment in order for the property to remain competitive in the Jacksonville area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the third quarter of 2007 at a total estimated cost of approximately $32,436,000, of which approximately $30,562,000 was completed as of June 30, 2007. The Partnership completed approximately $4,989,000 and $7,680,000 in costs related to the redevelopment during the six months ended June 30, 2007 and 2006, respectively. Included in these construction costs are capitalized interest costs of approximately $134,000 and $163,000, capitalized property tax expense of approximately $48,000 and $60,000, and other construction period operating costs of approximately $17,000 and $24,000 for the six months ended June 30, 2007 and 2006, respectively. The project is being funded from operations and advances from an affiliate of the Corporate General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Baymeadows Apartments (1)
Jacksonville, Florida	76%	63%

(1)

The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to the current redevelopment of the property being almost complete that has resulted in more units available for rent. At June 30, 2007, approximately 55 units were unoccupied due to the redevelopment of the property.

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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2007 was approximately $1,764,000, compared to net loss of approximately $1,126,000 for the three months ended June 30, 2006. The Partnership’s net loss for the six months ended June 30, 2007 was approximately $3,255,000, compared to net income of approximately $5,575,000 for the six months ended June 30, 2006.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the six months ended June 30, 2006 as a result of the sale. In accordance with SFAS No. 144, the consolidated statement of operations included in “Item 1. Financial Statements” reflects the operations of Quail Run Apartments, loss of approximately $34,000, as loss from discontinued operations for the six months ended June 30, 2006 and includes revenues of approximately $635,000.  In addition, during the six months ended June 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of the write off of unamortized loan costs and a prepayment penalty and is included in loss from discontinued operations.

During the three months ended June 30, 2006, certain accruals of approximately $35,000 established during the three months ended March 31, 2006 related to the sale of Quail Run Apartments were reversed due to actual costs being less than anticipated.  This accrual reversal is included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

During the six months ended June 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission of approximately $178,000 previously accrued associated with the sale of Countrywood Village in 2000, which is included in gain from sale of discontinued operations.

The Partnership realized losses from continuing operations of approximately $1,764,000 and $3,255,000 for the three and six months ended June 30, 2007, respectively, compared to losses from continuing operations of approximately $1,161,000 and $2,109,000 for the three and six months ended June 30, 2006, respectively.  The increase in loss from continuing operations for both the three and six months ended June 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased for both periods due to increases in operating, depreciation, and interest expenses, partially offset by a decrease in property tax expense. General and administrative expenses remained relatively constant for both periods. Operating expense increased for both periods due to increases in salaries and related benefits, commissions and incentives, insurance expense as a result of an increase in hazard insurance premiums, property management fees as a result of an increase in rental income, and contract services at Baymeadows Apartments. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated.  Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments. The decrease in property tax expense is primarily due to a decrease in the tax rate at Baymeadows Apartments.

Included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to an increase in rental income.  Also contributing to the increase in total revenues for the three months ended June 30, 2007 is an increase in other income, which remained relatively constant for the six months ended June 30, 2007.  Rental income increased for both periods due to increases in occupancy and the average rental rate at Baymeadows Apartments. The increase in other income for the three months ended June 30, 2007 is primarily due to an increase in tenant utility reimbursements, partially offset by a decrease in interest income as a result of lower average cash balances.

Baymeadows Apartments is currently under redevelopment in order for the property to remain competitive in the Jacksonville area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the third quarter of 2007 at a total estimated cost of approximately $32,436,000, of which approximately $30,562,000 was completed as of June 30, 2007. The Partnership completed approximately $4,989,000 and $7,680,000 in costs related to the redevelopment during the six months ended June 30, 2007 and 2006, respectively. Included in these construction costs are capitalized interest costs of approximately $134,000 and $163,000, capitalized property tax expense of approximately $48,000 and $60,000, and other construction period operating costs of approximately $17,000 and $24,000 for the six months ended June 30, 2007 and 2006, respectively. The project is being funded from operations and advances from an affiliate of the Corporate General Partner.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $92,000, compared to approximately $1,146,000 at June 30, 2006. Cash and cash equivalents decreased approximately $21,000 from December 31, 2006, due to approximately $5,446,000 and $361,000 of cash used in investing and operating activities, respectively, partially offset by approximately $5,786,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $5,786,000 to fund redevelopment (as discussed above) and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and interest expense was approximately $335,000 for the six months ended June 30, 2007. There were no such advances during the six months ended June 30, 2006.  At June 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $9,198,000 and is included in due to affiliates.  Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced approximately $1,092,000 to the Partnership to fund the redevelopment at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership currently expects to budget approximately $1,874,000 for the remainder of 2007 related to the redevelopment project at Baymeadows Apartments.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.

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

Baymeadows Apartments: During the six months ended June 30, 2007, the Partnership completed approximately $4,989,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $134,000, capitalized property tax expense of approximately $48,000 and other construction period operating costs of approximately $17,000 for the six months ended June 30, 2007. Approximately 55 units were in redevelopment and not in service at June 30, 2007. Additional capital improvements of approximately $41,000 were also completed which consisted primarily of major landscaping, furniture, water heater, and air conditioning upgrades, and building improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the third quarter of 2007 at a total estimated cost of approximately $32,436,000 of which approximately $30,562,000 was completed as of June 30, 2007.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed during 2005. The project to add 288 new units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from an affiliate of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $40,000,000 encumbering Baymeadows Apartments requires monthly payments of an interest only until September 2007. From October 2007 until its maturity of September 2012, the mortgage requires monthly payments of principal and interest, at which time a balloon payment of approximately $33,756,000 is due. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Baymeadows Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash used in operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	For the Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Net cash used in operating activities	$ (361)	$ (501)
Payments on mortgage note payable	--	(62)
Property improvements and replacements	(5,446)	(9,197)
Changes in reserves for net operating
liabilities	(22)	391
Net cash used in operations	$(5,829)	$(9,369)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 limited partnership units (the "Units") in the Partnership representing 73.30% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

SHELTER PROPERTIES IV

EXHIBIT INDEX (continued)

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty IV Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties IV (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.