Form 10QSB
period 2007-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2007-11-13
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 161
Receivables and deposits		780
Other assets		1,223
Investment property:
Land	$ 1,883
Buildings and related personal property	75,807
	77,690
Less accumulated depreciation	(38,900)	38,790
		$ 40,954

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 1,083
Tenant security deposit liabilities		235
Accrued property taxes		498
Other liabilities		443
Due to affiliates (Note B)		12,338
Mortgage note payable		40,000

Partners' Capital (Deficiency)
General partners	$ 71
Limited partners (49,995 units issued and
outstanding)	(13,714)	(13,643)
		$ 40,954

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 2,113	$ 1,686	$ 5,677	$ 4,428
Other income	216	170	532	492
Total revenues	2,329	1,856	6,209	4,920
Expenses:
Operating	1,676	1,057	4,329	3,009
General and administrative	54	62	195	213
Depreciation	1,636	1,283	4,447	3,162
Interest	777	503	2,019	1,377
Property taxes	158	176	446	493
Total expenses	4,301	3,081	11,436	8,254

Loss from continuing operations	(1,972)	(1,225)	(5,227)	(3,334)
Loss from discontinued operations	--	(8)	--	(1,643)
Gain on sale of discontinued
operations	--	--	--	9,319

Net (loss) income	$(1,972)	$(1,233)	$ (5,227)	$ 4,342
Net (loss) income allocated to
general partners	$ (20)	$ (13)	$ (52)	$ 43
Net (loss) income allocated to
limited partners	(1,952)	(1,220)	(5,175)	4,299

	$(1,972)	$(1,233)	$ (5,227)	$ 4,342
Net (loss) income per limited
partnership unit:
Loss from continuing operations	$(39.04)	$(24.25)	$(103.51)	$(66.02)
Loss from discontinued
operations	--	(0.15)	--	(32.53)
Gain on sale of discontinued
operations	--	--	--	184.54
	$(39.04)	$(24.40)	$(103.51)	$ 85.99

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2006	49,995	$ 123	$ (8,539)	$ (8,416)

Net loss for the nine months
ended September 30, 2007	--	(52)	(5,175)	(5,227)

Partners' capital (deficiency)
at September 30, 2007	49,995	$ 71	$(13,714)	$(13,643)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,227)	$ 4,342
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	4,447	3,252
Bad debt expense	131	49
Loss on early extinguishment of debt	--	1,601
Amortization of loan costs	91	95
Gain on sale of discontinued operations	--	(9,319)
Change in accounts:
Receivables and deposits	(291)	(105)
Other assets	(392)	(173)
Accounts payable	112	(23)
Tenant security deposit liabilities	45	63
Accrued property taxes	498	565
Other liabilities	18	(58)
Due to affiliates	751	8
Net cash provided by operating activities	183	297

Cash flows from investing activities:
Property improvements and replacements	(8,566)	(11,928)
Net proceeds from sale of property	--	12,629
Net cash (used in) provided by investing
activities	(8,566)	701

Cash flows from financing activities:
Repayment of mortgage note payable	--	(7,634)
Payments on mortgage notes payable	--	(62)
Advances from affiliates	8,431	956
Net cash provided by (used in) financing
activities	8,431	(6,740)

Net increase (decrease) in cash and cash equivalents	48	(5,742)
Cash and cash equivalents at beginning of period	113	5,911
Cash and cash equivalents at end of period	$ 161	$ 169

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,315	$ 1,452
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 751	$ 996

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $1,411,000 and $2,215,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006 reflects the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007;  however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. During the nine months ended September 30, 2007 and 2006, the Partnership paid to such affiliates approximately $300,000 and $264,000, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $396,000 and $168,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property.  The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $256,000 and $20,000, respectively. At September 30, 2007, the Partnership owed approximately $229,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties.  Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contributions.  In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000.  During the nine months ended September 30, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing. Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $8,431,000 and $956,000, respectively, to fund redevelopment (see Note D) and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense was approximately $602,000 and $9,000 for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $12,109,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2007, an affiliate of the Corporate General Partner advanced approximately $477,000 to the Partnership to fund redevelopment and operating costs at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $371,000 and $305,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Sale of Discontinued Operations

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the nine months ended September 30, 2006 as a result of the sale. In addition, during the nine months ended September 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations. The property’s operations, loss of approximately $42,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the nine months ended September 30, 2006. During the three months ended September 30, 2006, additional operating costs related to Quail Run Apartments in excess of accruals established at March 31, 2006 were incurred.  These costs of approximately $8,000 are included in loss from discontinued operations for the three months ended September 30, 2006.

Note D – Redevelopment

Baymeadows Apartments is currently under redevelopment in order for the property to remain competitive in the Jacksonville area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2007 at a total estimated cost of approximately $33,292,000, of which approximately $32,306,000 was completed as of September 30, 2007. The Partnership completed approximately $6,733,000 and $10,286,000 in costs related to the redevelopment during the nine months ended September 30, 2007 and 2006, respectively. Included in these construction costs are capitalized interest costs of approximately $146,000 and $187,000, capitalized property tax expense of approximately $52,000 and $72,000, and other construction period operating costs of approximately $20,000 and $25,000 for the nine months ended September 30, 2007 and 2006, respectively. The project is being funded from operations and advances from an affiliate of the Corporate General Partner.

An additional project, which would add 288 new apartment units at the property, is planned for the property at a total estimated cost of approximately $26,953,000, of which approximately $254,000 was expended during 2005. The project to add the 288 new units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. It is expected that the new construction will be funded by operating cash flow and advances from an affiliate of the Corporate General Partner.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Baymeadows Apartments (1)
Jacksonville, Florida	80%	67%

(1)

The increase in occupancy is due to the current redevelopment of the property being substantially complete, resulting in more units available for rent. At September 30, 2007 all of the units were available for rent.

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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2007 was approximately $1,972,000, compared to net loss of approximately $1,233,000 for the three months ended September 30, 2006. The Partnership’s net loss for the nine months ended September 30, 2007 was approximately $5,227,000, compared to net income of approximately $4,342,000 for the nine months ended September 30, 2006.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the nine months ended September 30, 2006 as a result of the sale. In addition, during the nine months ended September 30, 2006, the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006. The property’s operations, loss of approximately $42,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the nine months ended September 30, 2006. During the three months ended September 30, 2006, additional operating costs related to Quail Run Apartments in excess of accruals established at March 31, 2006 were incurred.  These costs of approximately $8,000 are included in loss from discontinued operations for the three months ended September 30, 2006.

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

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized losses from continuing operations of approximately $1,972,000 and $5,227,000 for the three and nine months ended September 30, 2007 compared to losses of approximately $1,225,000 and $3,334,000 for the corresponding periods in 2006.  The increase in loss from continuing operations for both the three and nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased for both periods due to increases in operating, depreciation, and interest expenses, partially offset by decreases in property tax and general and administrative expenses. Operating expense increased due to increases in property, administrative, insurance, property management fees, and maintenance expenses. Property expense increased due to increases in salaries and related benefits and commissions and incentives at Baymeadows Apartments. Administrative expense increased due to an increase in contract common area cleaning at Baymeadows Apartments, personnel costs and costs associated with screening new tenants.  Insurance expense increased due to an increase in hazard insurance premiums at Baymeadows Apartments.  Property management fees increased at Baymeadows Apartments as a result of an increase in rental income on which such fee is based. Maintenance expense increased due to an increase in contract services at Baymeadows Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Interest expense increased due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments.  Property tax expense decreased due to a decrease in the tax rate at Baymeadows Apartments.

General and administrative expenses decreased for the three and nine months ended September 30, 2007 primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to an increase in both rental income and other income.  Rental income increased due to increases in occupancy and the average rental rate at Baymeadows Apartments.  Other income increased due to an increase in cleaning and damage fees and tenant utility reimbursements partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $161,000, compared to approximately $169,000 at September 30, 2006. Cash and cash equivalents increased approximately $48,000 from December 31, 2006, due to approximately $8,431,000 and $183,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $8,566,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2007 and 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $8,431,000 and $956,000, respectively, to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007) and interest expense was approximately $602,000 and $9,000 for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $12,109,000 and is included in due to affiliates. Subsequent to September 30, 2007, an affiliate of the Corporate General Partner advanced approximately $477,000 to the Partnership to fund redevelopment and operating costs at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership currently expects to budget approximately $986,000 during the fourth quarter of 2007 related to the redevelopment project at Baymeadows Apartments.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and advances from an affiliate of the Corporate General Partner.  Capital expenditures will be incurred only if cash is available from operations or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Baymeadows Apartments: During the nine months ended September 30, 2007, the Partnership completed approximately $6,733,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $146,000, capitalized property tax expense of approximately $52,000 and other construction period operating costs of approximately $20,000 for the nine months ended September 30, 2007. Additional capital improvements of approximately $1,173,000 were also completed which consisted primarily of major landscaping, furniture, water heater, and air conditioning upgrades, and building improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2007 at a total estimated cost of approximately $33,292,000 of which approximately $32,306,000 was completed as of September 30, 2007.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. An additional project, which would add 288 new apartment units at the property, is planned for the property at a total estimated cost of approximately $26,953,000, of which approximately $254,000 was completed during 2005. The project to add 288 new units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from an affiliate of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $40,000,000 encumbering Baymeadows Apartments requires monthly payments of interest only until September 2007. From October 2007 until its maturity of September 2012, the mortgage requires monthly payments of principal and interest. At maturity, a balloon payment of approximately $33,756,000 is due. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Baymeadows Apartments and the amounts owed to affiliates, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

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

	For the Nine months ended
	September 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$ 183	$ 297
Payments on mortgage note payable	--	(62)
Property improvements and replacements	(8,566)	(11,928)
Changes in reserves for net operating
liabilities	(872)	(326)
Net cash used in operations	$(9,255)	$(12,019)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,645 limited partnership units (the "Units") in the Partnership representing 73.30% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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