Form 10KSB
period 2007-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2008-03-31
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $8,683,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

The Partnership’s property, Baymeadows Apartments, is currently under redevelopment. These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at a property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected property. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Baymeadows Apartments
Apartments	$81,381	$40,623	5-36 yrs	S/L	$35,105

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Baymeadows
Apartments	$39,794	4.87%	25 yrs	9/05/12	$33,756

(1)

Fixed rate mortgage.

(2)

See “Note B – Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay this loan and other specific details about this loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Baymeadows
Apartments (1)	$10,783	$10,035	83%	69%

(1)

The increase in occupancy is due to the current redevelopment of the property being substantially complete, resulting in more units available for rent. At December 31, 2007 all of the units were available for rent.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)
Baymeadows Apartments	$ 642	1.6%

Capital Improvements

Baymeadows Apartments

During the year ended December 31, 2007, the Partnership completed approximately $7,583,000 of capital improvements at Baymeadows Apartments arising from the redevelopment and new construction at the property, which includes capitalization of construction period interest costs of approximately $143,000, capitalized property taxes expense of approximately $52,000 and other construction period operating costs of approximately $20,000 for the year ended December 31, 2007. Additional capital improvements of approximately $4,014,000 were also completed which consisted primarily of major landscaping, furniture, water heater, and air conditioning upgrades, building improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the first quarter of 2008 at a total estimated cost of approximately $33,852,000 of which approximately $33,156,000 was completed as of December 31, 2007. The redevelopment consists of major landscaping, interior and exterior improvements, the addition of detached garages and upgrades to the pool area.  The project is being funded by Partnership reserves and advances from an affiliate of the Corporate General Partner. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The project to add the additional 288 units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from an affiliate of the Corporate General Partner. In addition to the redevelopment project and the new construction, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the “Units”) aggregating $49,900,000.  An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,490 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 36,650 units or 73.31% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Baymeadows Apartments and the amounts owed to affiliates, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $7,622,000 compared to net income of approximately $3,216,000 for the year ended December 31, 2006. The decrease in net income is primarily due to the 2006 recognition of gain from sale of discontinued operations and an increase in loss from continuing operations.

On March 31, 2006, the Partnership sold Quail Run Apartments to a third party, for net proceeds of approximately $12,629,000 after a prepayment penalty owed by the Partnership and payment of closing costs.  The Partnership used approximately $7,634,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,141,000 during the year ended December 31, 2006 as a result of the sale. In addition, during the year ended December 31, 2006 the Partnership recorded a loss on early extinguishment of debt of approximately $1,601,000 as a result of unamortized loan costs written off and a prepayment penalty.  This amount is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations for the year ended December 31, 2006 reflects the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006. The property’s operations, income of approximately $3,000 which includes revenues of approximately $635,000, is included in loss from discontinued operations for the year ended December 31, 2006.

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

Excluding the discontinued operations and the gain from sale of discontinued operations, the Partnership realized losses from continuing operations of approximately $7,622,000 and $4,505,000 for the years ended December 31, 2007 and 2006, respectively. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating, depreciation, interest and property tax expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property, administrative, insurance, property management fees, and maintenance expenses. Property expense increased due to increases in salaries and related benefits and leasing commissions and incentives at Baymeadows Apartments. Administrative expense increased due to an increase in contract common area cleaning at Baymeadows Apartments, costs associated with the successful appeal of the assessed value of the property, personnel costs and costs associated with screening new tenants.  Insurance expense increased due to an increase in hazard insurance premiums at Baymeadows Apartments due to the completion of the redevelopment project at Baymeadows Apartments.  Property management fees increased at Baymeadows Apartments as a result of an increase in rental income on which such fee is based. Maintenance expense increased due to an increase in contract services, electrical and plumbing repairs, security personnel costs, interior painting and repair costs related to water damage associated with leaking pipes. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Interest expense increased due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments. Property tax expense increased due to an increase in the tax rate at Baymeadows Apartments and a reduction in capitalized property taxes associated with the redevelopment at Baymeadows Apartments which was partially offset by a decrease in the assessed value of the property.

Included in general and administrative expense for the years ended December 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2007 due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at Baymeadows Apartments partially offset by an increase in bad debt expense.  Other income increased due to an increase in cleaning and damage fees, lease cancellation fees and tenant utility reimbursements partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

On March 27, 2007, the Partnership's investment property, Baymeadows Apartments, incurred fire damage to one unit. Subsequent to December 31, 2007, the property received approximately $22,000 in insurance proceeds to repair the damaged unit and recorded a casualty gain of approximately $18,000 due to the receipt of insurance proceeds, partially offset by the write-off of undepreciated damaged assets.

During both September and October 2007, the Partnership’s investment property, Baymeadows Apartments, incurred substantial water damage to the property. The Partnership is currently in discussions with its insurance carriers to quantify the cost of replacement and the amount of insurance proceeds to be received.

Liquidity and Capital Resources

At December 31, 2007 the Partnership had cash and cash equivalents of approximately $157,000, compared to approximately $113,000 at December 31, 2006. Cash and cash equivalents increased approximately $44,000 due to approximately $11,281,000 and $240,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $11,477,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments made on the mortgage encumbering Baymeadows Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $11,487,000 and $3,015,000, respectively, to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007) and interest expense was approximately $923,000 and $62,000 for the years December 31, 2007 and 2006, respectively.  At December 31, 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,486,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $1,648,000 to the Partnership to fund redevelopment and operating costs at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership currently expects to budget approximately $696,000 during the first quarter of 2008 related to the redevelopment project at Baymeadows Apartments.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and advances from an affiliate of the Corporate General Partner.  Capital expenditures will be incurred only if cash is available from operations or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The mortgage indebtedness of approximately $39,794,000 encumbering Baymeadows requires monthly payments of principal and interest and requires a balloon payment of approximately $33,756,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Baymeadows Apartments and the amounts owed to affiliates, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash used in operating activities as disclosed in the consolidated statements of cash flows included in “Item 7. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Years ended
	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 240	$ 141
Payments on mortgage note payable	(206)	(62)
Property improvements and replacements	(11,477) (382)	(13,887)
Changes in reserves for net operating
liabilities	(1,570)	37

Net cash used in operations	$(13,013)	$(13,771)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2007 and the increase in other reserves during 2006 was approximately $1,570,000, and $37,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Financial Statements

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties IV

We have audited the accompanying consolidated balance sheet of Shelter Properties IV as of December 31, 2007, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties IV at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2008

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 157
Receivables and deposits		540
Other assets		922
Investment property (Notes B and G):
Land	$ 1,883
Buildings and related personal property	79,498
	81,381
Less accumulated depreciation	(40,623)	40,758

		$ 42,377

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 2,211
Tenant security deposit liabilities		226
Other liabilities		423
Due to affiliates (Note D)		15,761
Mortgage note payable (Note B)		39,794

Partners' Capital (Deficiency)
General partners	$ 47
Limited partners (49,995 units issued and
outstanding)	(16,085)	(16,038)

		$ 42,377

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 7,853	$ 6,179
Other income	830	679
Total revenues	8,683	6,858

Expenses:
Operating	6,453	4,208
General and administrative	255	261
Depreciation	6,170	4,465
Interest	2,831	1,910
Property taxes	596	519
Total expenses	16,305	11,363

Loss from continuing operations (Note A)	(7,622)	(4,505)
Loss from discontinued operations	--	(1,598)
Gain from sale of discontinued operations (Notes A and E)	--	9,319
Net (loss) income (Note C)	$ (7,622)	$ 3,216

Net (loss) income allocated to general partners	$ (76)	$ 32
Net (loss) income allocated to limited partners	(7,546)	3,184
	$ (7,622)	$ 3,216
Net (loss) income per limited partnership unit:
Loss from continuing operations	$(150.94)	$ (89.21)
Loss from discontinued operations	--	(31.64)
Gain from sale of discontinued operations	--	184.54
	$(150.94)	$ 63.69

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2005	49,995	$ 91	$(11,723)	$(11,632)

Net income for the year ended
December 31, 2006	--	32	3,184	3,216

Partners' capital (deficiency)
at December 31, 2006	49,995	123	(8,539)	(8,416)

Net loss for the year ended
December 31, 2007	--	(76)	(7,546)	(7,622)

Partners' capital (deficiency)
at December 31, 2007	49,995	$ 47	$ (16,085)	$ (16,038)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (7,622)	$ 3,216
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	6,170	4,555
Bad debt expense	215	90
Loss on early extinguishment of debt	--	1,601
Amortization of loan costs	122	125
Gain on sale of discontinued operations	--	(9,319)
Change in accounts:
Receivables and deposits	(135)	(344)
Other assets	(122)	(21)
Accounts payable	460	72
Tenant security deposit liabilities	36	71
Accrued property taxes	--	(45)
Other liabilities	(2)	(1)
Due to affiliates	1,118	141
Net cash provided by operating activities	240	141
Cash flows from investing activities:
Net proceeds from sale of property	--	12,629
Property improvements and replacements	(11,477)	(13,887)
Net cash used in investing activities	(11,477)	(1,258)
Cash flows from financing activities:
Repayments of mortgage notes payable	--	(7,634)
Payments on mortgage notes payable	(206)	(62)
Advances from affiliate	11,487	3,015
Net cash provided by (used in) financing activities	11,281	(4,681)
Net increase (decrease) in cash and cash equivalents	44	(5,798)
Cash and cash equivalents at beginning of year	113	5,911
Cash and cash equivalents at end of year	$ 157	$ 113

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,804	$ 1,900

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 1,531	$ 1,411

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statement of operations for the year ended December 31, 2006 reflects the operations of Quail Run Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note E).

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

Deferred Costs: Loan costs of approximately $863,000 less accumulated amortization of approximately $285,000 are included in other assets on the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2007 and 2006 was approximately $122,000 and $125,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $123,000 for the years 2008 through 2011 and approximately $86,000 for 2012.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' capital (deficiency) for both of the years ended December 31, 2007 and 2006 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 49,995 units outstanding.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $6,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $143,000 and $225,000, property taxes of approximately $52,000 and $81,000, and operating costs of approximately $20,000 and $26,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $248,000 and $237,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expense and loss from discontinued operations.

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

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Note Payable

The principal term of mortgage note payable is as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Baymeadows
Apartments	$39,794	$ 231	4.87%	09/05/12	$33,756

(1)

Fixed rate mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the respective apartment property and revenues generated by the property. Further, the property may not be sold subject to existing indebtedness.

The mortgage loan agreement required monthly payments of interest only beginning on October 5, 2005 until September 5, 2007, with the interest rate being 4.87%.  From October 5, 2007 through September 5, 2012, the loan agreement requires monthly payments of principal and interest calculated using a 300 month loan amortization period. If the property completes the required rehabilitation work within 36 months of the date of the loan agreement and the property achieves gross rental income of at least $8,724,000 from not more than 95% of the units within 36 months, then the installments for the remaining period of the loan will be calculated using a 360 month amortization period. If the above two requirements are not met within 36 months, then the installments for the remaining period of the loan will be calculated using a 240 month amortization period.  The mortgage matures on September 5, 2012 at which time the unpaid principal amount and any interest accrued but remaining unpaid becomes due.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 949
2009	1,301
2010	1,365
2011	1,433
2012	34,746
Total	$39,794

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	Years Ended December 31,
	2007	2006

Net (loss) income as reported	$ (7,622)	$ 3,216
Add (deduct):
Depreciation differences	277	305
Change in prepaid rental	40	27
Gain on sale of property	--	2,821
Other	(166)	184

Federal taxable (loss) income	$(7,471)	$ 6,553

Federal taxable income per
limited partnership unit	$129.07	$129.77

For 2007, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(16,038)
Land and buildings	6,297
Accumulated depreciation	(11,950)
Syndication	6,293
Other	279

Net liabilities – Federal tax basis	$(15,119)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $427,000 and $368,000 during the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $581,000 and $335,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in gain from sale of discontinued operations and in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $401,000 and $146,000, respectively.  At December 31, 2007, the Partnership owed approximately $275,000 for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of its properties. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contributions. In connection with the sale of Countrywood Village during 2000, the Partnership accrued a fee of approximately $178,000. At December 31, 2006, the limited partners had not received their return. During the year ended December 31, 2006, the Corporate General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return with a future property sale, financing or refinancing.  Therefore, the Corporate General Partner reversed the real estate commission previously accrued associated with the sale of Countrywood Village, which is included in gain from sale of discontinued operations for the year ended December 31, 2006.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $11,487,000 and $3,015,000, respectively, to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007) and interest expense was approximately $923,000 and $62,000 for the years December 31, 2007 and 2006, respectively.  At December 31, 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,486,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $1,648,000 to the Partnership to fund redevelopment and operating costs at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $323,000 and $295,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the “Units”) in the Partnership representing 73.31% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Note F – Casualty Events

On March 27, 2007, the Partnership's investment property, Baymeadows Apartments, incurred fire damage to one unit. Subsequent to December 31, 2007, the property received approximately $22,000 in insurance proceeds to repair the damaged unit and recorded a casualty gain of approximately $18,000 due to the receipt of insurance proceeds, partially offset by the write-off of undepreciated damaged assets.

During both September and October 2007, the Partnership’s investment property, Baymeadows Apartments, incurred substantial water damage to the property. The Partnership is currently in discussions with its insurance carriers to quantify the cost of replacement and the amount of insurance proceeds to be received.

Note G – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Baymeadows Apartments	$39,794	$ 1,883	$26,917	$52,581

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)
Baymeadows	$ 1,883	$79,498	$81,381	$40,623	09/30/82	5-36 yrs
Apartments

Baymeadows Apartments is currently under redevelopment in order for the property to remain competitive in the Jacksonville area. The redevelopment consists of major landscaping, interior and exterior improvements, the addition of detached garages and upgrades to the pool area. The redevelopment was completed during the first quarter of 2008 at a total estimated cost of approximately $33,852,000 of which approximately $32,849,000 was completed as of December 31, 2007. The Partnership completed approximately $7,583,000, $12,378,000 and $13,195,000 in costs related to the redevelopment during the years ended December 31, 2007, 2006 and 2005, respectively. Included in these construction costs are capitalized interest costs of approximately $143,000 and $225,000, capitalized property taxes of approximately $52,000 and $81,000, and other construction period operating costs of approximately $20,000 and $26,000 for the years ended December 31, 2007 and 2006, respectively. The project is being funded from Partnership reserves and advances from an affiliate of the Corporate General Partner.

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

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$ 69,784	$ 72,096
Property improvements	11,597	13,083
Disposition of assets	--	(15,395)
Balance at end of year	$ 81,381	$ 69,784

Accumulated Depreciation
Balance at beginning of year	$ 34,453	$ 40,392
Additions charged to expense	6,170	4,555
Disposition of assets	--	(10,494)
Balance at end of year	$ 40,623	$ 34,453

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2007 and 2006 is approximately $87,678,000 and $75,478,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $52,573,000 and $46,680,000, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Corporate General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2007.

Entity	Number of Units	Percentage
Cooper River Properties, LLC
(an affiliate of AIMCO)	3,685	7.37%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	16,052	32.11%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,913	33.83%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Its business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $427,000 and $368,000 during the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $581,000 and $335,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses, gain from sale of discontinued operations and investment property on the consolidated financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in gain from sale of discontinued operations and in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $401,000 and $146,000, respectively.  At December 31, 2007, the Partnership owed approximately $275,000 for accountable administrative expenses, which are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

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

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $11,487,000 and $3,015,000, respectively, to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007) and interest expense was approximately $923,000 and $62,000 for the years December 31, 2007 and 2006, respectively.  At December 31, 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,486,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $1,648,000 to the Partnership to fund redevelopment and operating costs at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $323,000 and $295,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $38,000 for 2007 and 2006, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $16,000 and $17,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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