Form 10-Q
period 2008-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2008-05-14
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10884

SHELTER PROPERTIES IV

(Exact name of registrant as specified in its charter)

South Carolina	57-0721760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 161	$ 157
Receivables and deposits	474	540
Other assets	1,296	922
Investment property:
Land	1,883	1,883
Buildings and related personal property	80,237	79,498
	82,120	81,381
Less accumulated depreciation	(42,413)	(40,623)
	39,707	40,758
	$ 41,638	$ 42,377

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 1,317	$ 2,211
Tenant security deposit liabilities	221	226
Accrued property taxes	168	--
Other liabilities	411	423
Due to affiliates (Note B)	17,867	15,761
Mortgage note payable	39,585	39,794
	59,569	58,415

Partners' Capital (Deficiency)
General partners	28	47
Limited partners (49,995 units issued and
outstanding)	(17,959)	(16,085)
	(17,931)	(16,038)
	$ 41,638	$ 42,377

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 2,146	$ 1,743
Other income	258	127
Total revenues	2,404	1,870

Expenses:
Operating	1,478	1,220
General and administrative	50	69
Depreciation	1,801	1,347
Interest	871	576
Property taxes	115	149
Total expenses	4,315	3,361

Casualty gain (Note C)	18	--
Net loss	$ (1,893)	$ (1,491)

Net loss allocated to general partners (1%)	$ (19)	$ (15)

Net loss allocated to limited partners (99%)	(1,874)	(1,476)

	$ (1,893)	$ (1,491)

Net loss per limited partnership unit	$ (37.48)	$ (29.52)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2007	49,995	$ 47	$(16,085)	$(16,038)

Net loss for the three months
ended March 31, 2008	--	(19)	(1,874)	(1,893)

Partners' capital (deficiency)
at March 31, 2008	49,995	$ 28	$(17,959)	$(17,931)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,893)	$(1,491)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,801	1,347
Amortization of loan costs	30	30
Casualty gain	(18)	--
Bad debt expense	68	15
Change in accounts:
Receivables and deposits	(2)	45
Other assets	(404)	(719)
Accounts payable	203	1,059
Tenant security deposit liabilities	(5)	2
Accrued property taxes	168	168
Other liabilities	(12)	(58)
Due to affiliates	397	174
Net cash provided by operating activities	333	572
Cash flows from investing activities:
Property improvements and replacements	(1,851)	(3,351)
Insurance proceeds received	22	--
Net cash used in investing activities	(1,829)	(3,351)

Cash flows from financing activities:
Payments on mortgage note payable	(209)	--
Advances from affiliate	1,709	2,905
Net cash provided by financing activities	1,500	2,905
Net increase in cash and cash equivalents	4	126
Cash and cash equivalents at beginning of the period	157	113
Cash and cash equivalents at end of the period	$ 161	$ 239
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 481	$ 421
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 434	$ 1,117

At December 31, 2007 and 2006, accounts payable included approximately $1,531,000 and $1,411,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the three months ended March 31, 2008 and 2007, the Partnership paid to such affiliates approximately $119,000 and $95,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $569,000 and $128,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $532,000 and $79,000, respectively.  At March 31, 2008 and December 31, 2007, the Partnership owed approximately $317,000 and $275,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,709,000 and $2,905,000 during the three months ended March 31, 2008 and 2007, respectively, to fund redevelopment (See Note D), capital improvements and operations at Baymeadows Apartments.  Interest on advances accrues at the prime rate plus 2% or 7.25% at March 31, 2008.  Interest expense was approximately $355,000 and $122,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,550,000 and $15,486,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $674,000 to fund capital improvements and operations at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $165,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $323,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Events

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the three months ended March 31, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

During October 2007, Baymeadows Apartments incurred approximately $275,000 in water damages and clean up expenses of approximately $215,000, including approximately $105,000 of asbestos abatement, during the three months ended March 31, 2008 from a severe storm.  All of the asbestos related work was complete as of March 31, 2008.  Subsequent to March 31, 2008, the Partnership received insurance proceeds of approximately $265,000 to cover the damages and expects to record a casualty gain during the second quarter of 2008 from this event.

Note D – Redevelopment

During the three months ended March 31, 2008, Baymeadows Apartments completed a redevelopment project in order for the property to remain competitive in the Jacksonville area at a total cost of approximately $33,852,000, approximately $696,000 of which was completed during the three months ended March 31, 2008.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the three months ended March 31, 2007, approximately $66,000 of interest, approximately $19,000 of real estate taxes and approximately $6,000 of other operating costs were capitalized.  No such costs were capitalized related to the redevelopment during the three months ended March 31, 2008.  The project was funded from operations and advances from AIMCO Properties, L.P.

In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was expended during 2005. The project to add the 288 new units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. It is expected that the new construction will be funded by operating cash flow and advances from AIMCO Properties, L.P.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Baymeadows Apartments (1)	88%	75%
Jacksonville, Florida

(1)

The Corporate General Partner attributes the increase in occupancy at

Baymeadows Apartments to the completion of the redevelopment of the property   that has resulted in more units available for rent.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $1,893,000 and $1,491,000, respectively.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain.

Total expenses increased due to increases in operating, depreciation, and interest expenses, partially offset by decreases in property tax and general and administrative expenses.  Operating expense increased due to increases in payroll related costs, insurance expense as a result of an increase in the hazard insurance premium at the Partnership’s investment property, property management fees as a result of an increase in rental income on which such fee is based, and clean up expenses related to the storm damage discussed below, partially offset by a decrease in contract labor at the property.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments. Property tax expense decreased due to the receipt of a refund during the three months ended March 31, 2008 related to the successful appeal of the assessed value of the property, partially offset by reduction in capitalized property taxes associated with the redevelopment at Baymeadows Apartments.

General and administrative expenses decreased primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at Baymeadows Apartments.  Other income increased primarily due to increases in tenant utility reimbursements, lease cancellation fees and late charges at Baymeadows Apartments.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the three months ended March 31, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

During October 2007, Baymeadows Apartments incurred approximately $275,000 in water damages and clean up expenses of approximately $215,000, including approximately $105,000 of asbestos abatement, during the three months ended March 31, 2008 from a severe storm.  All of the asbestos related work was complete as of March 31, 2008.  Subsequent to March 31, 2008, the Partnership received insurance proceeds of approximately $265,000 to cover the damages and expects to record a casualty gain during the second quarter of 2008 from this event.

During the three months ended March 31, 2008, the Partnership completed a redevelopment project of the property at a total of approximately $33,852,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the three months ended March 31, 2007, approximately $66,000 of interest, approximately $19,000 of real estate taxes and approximately $6,000 of other operating costs were capitalized.  No such costs were capitalized related to the redevelopment during the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $161,000, compared to approximately $239,000 at March 31, 2007. Cash and cash equivalents increased approximately $4,000, from December 31, 2007, due to approximately $1,500,000 and $333,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,829,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,709,000 and $2,905,000 during the three months ended March 31, 2008 and 2007, respectively, to fund redevelopment costs, capital improvements and operations at Baymeadows Apartments.  Interest on advances accrues at the prime rate plus 2% or 7.25% at March 31, 2008.  Interest expense was approximately $355,000 and $122,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,550,000 and $15,486,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 1. Financial Statements”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $674,000 to fund capital improvements and operations at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership’s property are detailed below.

During the three months ended March 31, 2008, the Partnership completed approximately $696,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $58,000 were also completed which consisted primarily of swimming pool upgrades, floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership completed a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the three months ended March 31, 2008 at a total estimated cost of approximately $33,852,000 of which approximately $696,000 was completed during the three months ended March 31, 2008. The redevelopment consisted of major landscaping, interior and exterior improvements, the addition of detached garages and upgrades to the pool area.  The project was funded by Partnership reserves and advances from AIMCO Properties, L.P. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The project to add the additional 288 units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $39,585,000 encumbering Baymeadows requires monthly payments of principal and interest and requires a balloon payment of approximately $33,756,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	For the three months ended
	March 31,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$ 333	$ 572
Payments on mortgage note payable	(209)	--
Property improvements and replacements	(1,851)	(3,351)
Changes in reserves for net operating
liabilities	(413)	(686)
Net cash used in operations	$(2,140)	$(3,465)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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