Form 10-Q
period 2008-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2008-08-14
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 261	$ 157
Receivables and deposits	518	540
Restricted escrow	7	--
Other assets	1,056	922
Investment property:
Land	1,883	1,883
Buildings and related personal property	80,140	79,498
	82,023	81,381
Less accumulated depreciation	(44,097)	(40,623)
	37,926	40,758
	$ 39,768	$ 42,377

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 210	$ 2,211
Tenant security deposit liabilities	250	226
Accrued property taxes	337	--
Other liabilities	374	423
Due to affiliates (Note B)	18,917	15,761
Mortgage note payable	39,374	39,794
	59,462	58,415

Partners' Capital (Deficiency)
General partners	10	47
Limited partners (49,995 units issued and
outstanding)	(19,704)	(16,085)
	(19,694)	(16,038)
	$ 39,768	$ 42,377

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 2,166	$ 1,821	$ 4,312	$ 3,564
Other income	205	189	463	316
Total revenues	2,371	2,010	4,775	3,880

Expenses:
Operating	1,517	1,433	2,995	2,653
General and administrative	56	72	106	141
Depreciation	1,781	1,464	3,582	2,811
Interest	849	666	1,720	1,242
Property taxes	168	139	283	288
Total expenses	4,371	3,774	8,686	7,135

Casualty gain (Note C)	237	--	255	--

Net loss	$(1,763)	$(1,764)	$(3,656)	$(3,255)

Net loss allocated to
general partners (1%)	$ (18)	$ (18)	$ (37)	$ (33)
Net loss allocated to
limited partners (99%)	(1,745)	(1,746)	(3,619)	(3,222)
	$(1,763)	$(1,764)	$(3,656)	$(3,255)

Net loss per limited partnership unit	$(34.90)	$(34.92)	$(72.39)	$(64.45)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2007	49,995	$ 47	$(16,085)	$(16,038)

Net loss for the six months
ended June 30, 2008	--	(37)	(3,619)	(3,656)

Partners' capital (deficiency)
at June 30, 2008	49,995	$ 10	$(19,704)	$(19,694)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,656)	$(3,255)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	3,582	2,811
Amortization of loan costs	61	61
Casualty gain	(255)	--
Bad debt expense	97	48
Change in accounts:
Receivables and deposits	(75)	(183)
Other assets	(195)	(581)
Accounts payable	(480)	(3)
Tenant security deposit liabilities	24	21
Due to affiliates	773	442
Accrued property taxes	337	336
Other liabilities	(49)	(58)
Net cash provided by (used in) operating activities	164	(361)

Cash flows from investing activities:
Property improvements and replacements	(2,310)	(5,446)
Insurance proceeds received	287	--
Net cash used in investing activities	(2,023)	(5,446)

Cash flows from financing activities:
Advances from affiliate	2,383	5,786
Payments on mortgage note payable	(420)	--
Net cash provided by financing activities	1,963	5,786

Net increase (decrease) in cash and cash equivalents	104	(21)
Cash and cash equivalents at beginning of period	157	113
Cash and cash equivalents at end of period	$ 261	$ 92

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 963	$ 840

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 10	$ 995

Insurance proceeds held on deposit with the mortgage lender	$ 7	$ --

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $1,531,000 and $1,411,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the six months ended June 30, 2008 and 2007, the Partnership paid to such affiliates approximately $236,000 and $187,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $597,000 and $230,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $522,000 and $129,000, respectively.  At June 30, 2008 and December 31, 2007, the Partnership owed approximately $361,000 and $275,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,383,000 and $5,786,000 during the six months ended June 30, 2008 and 2007, respectively, to fund redevelopment (See Note D), capital improvements and operations at Baymeadows Apartments.  Interest on advances accrues at the prime rate plus 2% or 7.00% at June 30, 2008.  Interest expense was approximately $687,000 and $335,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $18,556,000 and $15,486,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $165,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $323,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Events

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire. During the six months ended June 30, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

In October 2007, Baymeadows Apartments experienced damages from a severe storm. During the six months ended June 30, 2008, the Partnership incurred approximately $282,000 in damages and clean up expenses of approximately $176,000, including approximately $105,000 of asbestos abatement.  All of the asbestos related work was complete as of June 30, 2008.  During the three and six months ended June 30, 2008, the Partnership received insurance proceeds of approximately $272,000, approximately $7,000 of which was held on deposit with the mortgage lender at June 30, 2008, and wrote off undepreciated damaged assets of approximately $35,000, resulting in a casualty gain of approximately $237,000.

In June 2008, Baymeadows Apartments experienced wind damages from a storm. The extent of the damages has not been yet determined, however, the Partnership expects the damages will be covered by insurance proceeds and does not expect to record a loss from this event.

Note D – Redevelopment

During the first quarter of 2008, Baymeadows Apartments completed a redevelopment project in order for the property to remain competitive in the Jacksonville area at a total cost of approximately $33,852,000, approximately $696,000 of which was completed during 2008.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the six months ended June 30, 2007, approximately $134,000 of interest, approximately $48,000 of real estate taxes and approximately $17,000 of other operating costs were capitalized.  No such costs were capitalized related to the redevelopment during the six months ended June 30, 2008.  The project was funded from operations and advances from AIMCO Properties, L.P.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Baymeadows Apartments (1)	88%	76%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $1,763,000 and $3,656,000, respectively, compared to net loss of approximately $1,764,000 and $3,255,000, respectively, for the corresponding periods in 2007.  Net loss remained relatively constant for the three months ended June 30, 2008 as an increase in total revenues and the recognition of a casualty gain in 2008 were substantially offset by an increase in total expenses.  The increase in net loss for the six months ended June 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of casualty gains in 2008.

Total expenses increased for both periods due to increases in operating, depreciation, and interest expenses, partially offset by a decrease in general and administrative expenses.  Total expenses also increased for the three months ended June 30, 2008 due to an increase in property tax expense, which remained relatively constant for the six months ended June 30, 2008.  Operating expense increased for both periods due to increases in payroll related costs, property management fees as a result of an increase in rental income on which such fee is based, employee housing expenses, and clean up expenses related to the storm damage discussed below, partially offset by decreases in contract labor and advertising expenses at the property.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the redevelopment at Baymeadows Apartments. Property tax expense increased for the three months ended June 30, 2008 primarily due to a reduction in capitalized property taxes associated with the redevelopment at Baymeadows Apartments.

General and administrative expenses decreased for both periods primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to increases in both rental and other income.  Rental income increased for both periods due to increases in occupancy and the average rental rate at Baymeadows Apartments.  Other income increased for both periods primarily due to increases in lease cancellation fees and parking income at Baymeadows Apartments.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire. During the six months ended June 30, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

In October 2007, Baymeadows Apartments experienced damages from a severe storm. During the six months ended June 30, 2008, the Partnership incurred approximately $282,000 in damages and clean up expenses of approximately $176,000, including approximately $105,000 of asbestos abatement.  All of the asbestos related work was complete as of June 30, 2008.  During the three and six months ended June 30, 2008, the Partnership received insurance proceeds of approximately $272,000, approximately $7,000 of which was held on deposit with the mortgage lender at June 30, 2008, and wrote off undepreciated damaged assets of approximately $35,000, resulting in a casualty gain of approximately $237,000.

In June 2008, Baymeadows Apartments experienced wind damages from a storm. The extent of the damages has not been yet determined, however, the Partnership expects the damages will be covered by insurance proceeds and does not expect to record a loss from this event.

During the first quarter of 2008, the Partnership completed a redevelopment project of the property at a total cost of approximately $33,852,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the six months ended June 30, 2007, approximately $134,000 of interest, approximately $48,000 of real estate taxes and approximately $17,000 of other operating costs were capitalized.  No such costs were capitalized related to the redevelopment during the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $261,000, compared to approximately $92,000 at June 30, 2007. Cash and cash equivalents increased approximately $104,000, from December 31, 2007, due to approximately $1,963,000 and $164,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,023,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,383,000 and $5,786,000 during the six months ended June 30, 2008 and 2007, respectively, to fund redevelopment, capital improvements and operations at Baymeadows Apartments.  Interest on advances accrues at the prime rate plus 2% or 7.00% at June 30, 2008.  Interest expense was approximately $687,000 and $335,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $18,556,000 and $15,486,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 1. Financial Statements”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2008, the Partnership completed approximately $696,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $93,000 were also completed which consisted primarily of swimming pool upgrades, plumbing fixtures, electrical upgrades, floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership completed a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the first quarter of 2008 at a total estimated cost of approximately $33,852,000, of which approximately $696,000 was completed during 2008. The redevelopment consisted of major landscaping, interior and exterior improvements, the addition of detached garages and upgrades to the pool area.  The project was funded by Partnership reserves and advances from AIMCO Properties, L.P. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The project to add the additional 288 units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $39,374,000 encumbering Baymeadows requires monthly payments of principal and interest and requires a balloon payment of approximately $33,756,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by (used in) operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	For the Six Months Ended
	June 30,
	2008	2007
	(in thousands)

Net cash provided by (used in) operating
activities	$ 164	$ (361)
Payments on mortgage note payable	(420)	--
Property improvements and replacements	(2,310)	(5,446)
Changes in reserves for net operating
liabilities	(432)	(22)
Net cash used in operations	$(2,998)	$(5,829)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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