Form 10-K
period 2008-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2009-03-24
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark one)

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Baymeadows Apartments
Apartments	$85,189	$47,617	5-36 yrs	S/L	$31,959

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Baymeadows
Apartments	$38,943	4.87%	30 yrs	9/05/12	$35,445

(1)   Fixed rate mortgage.

(2)   See “Note B – Mortgage Note Payable" to the financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay this loan and other specific details about this loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Baymeadows
Apartments	$11,028	$10,783	90%	83%

The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to the completion of the redevelopment of the property, resulting in more units available for rent.

As noted under "Item 1. Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Baymeadows Apartments	$1,101	1.58%

Capital Improvements

Baymeadows Apartments

During the year ended December 31, 2008, the Partnership completed approximately $696,000 of capital improvements at Baymeadows Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $3,440,000 were also completed which consisted primarily of roof replacement, electrical upgrades, appliance and floor covering replacements and construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership completed a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the first quarter of 2008 at a total cost of approximately $33,852,000, of which approximately $696,000 was completed during 2008. The redevelopment consisted of major landscaping, interior and exterior improvements, the addition of detached garages and upgrades to the pool area.  The project was funded by Partnership reserves and advances from AIMCO Properties, L.P. In addition, a project was approved during the year ended December 31, 2005 to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $254,000 was completed as of December 31, 2005. The project to add the additional 288 units is currently on hold as the Corporate General Partner has been informed by the city of Jacksonville that it will not allow permits for new units in the area until litigation that is unrelated to the Partnership and Baymeadows Apartments is resolved. The balance of the costs associated with the redevelopment are expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the “Units”) aggregating $49,900,000.  An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,441 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 36,650 Units or 73.31% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods. See "Item 2. Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2008 was approximately $8,151,000, compared to net loss of approximately $7,622,000 for the year ended December 31, 2007.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of casualty gains in 2008. Total expenses increased due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expenses. General and administrative expenses remained relatively constant for the comparable periods.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months, which are now being depreciated. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Corporate General Partner and a reduction in capitalized interest associated with the completion of the redevelopment at Baymeadows Apartments. Property tax expense increased due to an increase in the assessed value of the property. Operating expenses decreased primarily due to decreases in contract maintenance and hazard insurance premiums at Baymeadows Apartments, partially offset by the clean up expenses recognized resulting from Tropical Storm Fay, as discussed below.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income. Rental income increased due to increases in occupancy and the average rental rate at Baymeadows Apartments. Other income increased primarily due to increases in lease cancellation fees, parking income, laundry income, pet fees and cleaning and damage fees at Baymeadows Apartments.

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages were approximately $717,000, including clean up costs of approximately $312,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership does not expect to receive proceeds to cover the damages. For the year ended December 31, 2008, this loss is reflected as a reduction of casualty gain and the clean up costs are included in operating expenses.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds. Subsequent to December 31, 2008 the Partnership received an additional $36,000 in insurance proceedsand does not expect to record a loss from this event.

In October 2007, Baymeadows Apartments incurred damages of approximately $282,000 from a severe storm. During the year ended December 31, 2008, the Partnership incurred approximately $176,000 of clean up expenses, including approximately $105,000 of asbestos abatement. All of the asbestos related work was complete as of December 31, 2008. During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $272,000 and wrote off undepreciated damaged assets of approximately $35,000, resulting in a casualty gain of approximately $237,000. In addition, during the year ended December 31, 2008, the Partnership received approximately $32,000 to cover lost rents.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

During the first quarter of 2008, the Partnership completed a redevelopment project at the property at a total cost of approximately $33,852,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the year ended December 31, 2007, approximately $143,000 of interest, approximately $52,000 of real estate taxes and approximately $20,000 of other operating costs were capitalized. No such costs were capitalized related to the redevelopment during the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $142,000, compared to approximately $157,000 at December 31, 2008. Cash and cash equivalents decreased approximately $15,000 due to approximately $4,286,000 of cash used in investing activities, partially offset by approximately $4,025,000 and $246,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $4,876,000 and $11,487,000, respectively, to fund redevelopment, capital improvements and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008) and interest expense was approximately $1,335,000 and $923,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $21,697,000 and $15,486,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced approximately $800,000 to the Partnership to fund capital improvements at Baymeadows Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness of approximately $38,943,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cashprovided by operating activities as disclosed in the statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash from Operations as defined in the Partnership Agreement.

	Years ended
	December 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 246	$ 240
Payments on mortgage note payable	(851)	(206)
Property improvements and replacements	(4,600)	(11,477)
Changes in reserves for net operating
liabilities	(1,247)	(1,570)

Net cash used in operations	$ (6,452)	$(13,013)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The decrease in other reserves during 2008 and 2007 was approximately $1,247,000, and $1,570,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, due to affiliates, bad debt expense and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties IV

We have audited the accompanying balance sheets of Shelter Properties IV as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties IV at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

SHELTER PROPERTIES IV

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 142	$ 157
Receivables and deposits	432	540
Other assets	698	922
Investment property (Notes B, E and F):
Land	1,883	1,883
Buildings and related personal property	83,306	79,498
	85,189	81,381
Less accumulated depreciation	(47,617)	(40,623)
	37,572	40,758

	$ 38,844	$ 42,377

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,319	$ 2,211
Tenant security deposit liabilities	228	226
Other liabilities	379	423
Due to affiliates (Note D)	22,164	15,761
Mortgage note payable (Note B)	38,943	39,794
	63,033	58,415

Partners' (Deficiency) Capital
General partners	(35)	47
Limited partners (49,995 units issued and
outstanding)	(24,154)	(16,085)
	(24,189)	(16,038)

	$ 38,844	$ 42,377

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 8,796	$ 7,853
Other income	989	830
Total revenues	9,785	8,683

Expenses:
Operating	6,220	6,453
General and administrative	243	255
Depreciation	7,239	6,170
Interest	3,394	2,831
Property taxes (Note H)	1,051	596
Total expenses	18,147	16,305

Casualty gain (Note E)	211	--
Net loss (Note C)	$ (8,151)	$ (7,622)

Net loss allocated to general partners (1%)	$ (82)	$ (76)
Net loss allocated to limited partners (99%)	(8,069)	(7,546)
	$ (8,151)	$ (7,622)

Net loss per limited partnership unit	$(161.40)	$(150.94)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2006	49,995	$ 123	$ (8,539)	$ (8,416)

Net loss for the year ended
December 31, 2007	--	(76)	(7,546)	(7,622)

Partners' capital (deficiency)
at December 31, 2007	49,995	47	(16,085)	(16,038)

Net loss for the year ended
December 31, 2008	--	(82)	(8,069)	(8,151)

Partners' deficit
at December 31, 2008	49,995	$ (35)	$(24,154)	$(24,189)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (8,151)	$ (7,622)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	7,239	6,170
Bad debt expense	200	215
Casualty gain	(211)	--
Amortization of loan costs	122	122
Change in accounts:
Receivables and deposits	(112)	(135)
Other assets	102	(122)
Accounts payable	(428)	460
Tenant security deposit liabilities	2	36
Other liabilities	(44)	(2)
Due to affiliates	1,527	1,118
Net cash provided by operating activities	246	240

Cash flows from investing activities:
Insurance proceeds received	314	--
Property improvements and replacements	(4,600)	(11,477)
Net cash used in investing activities	(4,286)	(11,477)

Cash flows from financing activities:
Payments on mortgage note payable	(851)	(206)
Advances from affiliate	4,876	11,487
Net cash provided by financing activities	4,025	11,281

Net (decrease) increase in cash and cash equivalents	(15)	44
Cash and cash equivalents at beginning of year	157	113
Cash and cash equivalents at end of year	$ 142	$ 157

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,910	$ 1,804

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 1,067	$ 1,531

At December 31, 2006, accounts payable included approximately $1,411,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Deferred Costs: Loan costs of approximately $863,000 at both December 31, 2008 and 2007, less accumulated amortization of approximately $407,000 and $285,000, respectively, are included in other assets on the accompanying balance sheets. The loan costs are amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2008 and 2007 was approximately $122,000 and is included in interest expense. Amortization expense is expected to be approximately $122,000 for the years 2009 through 2011 and approximately $90,000 for 2012.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the statements of operations and changes in partners' deficit for both of the years ended December 31, 2008 and 2007 were allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 49,995 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $37,258,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include less than $1,000 and approximately $6,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2008 and 2007, the Partnership capitalized interest of approximately $14,000 and $143,000, respectively, property taxes of approximately $8,000 and $52,000, respectively, and operating costs of approximately $2,000 and $20,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $247,000 and $248,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expense.

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

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable is as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Baymeadows
Apartments	$38,943	$39,794	$ 231	4.87%	09/05/12	$35,445

(1)   Fixed rate mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the apartment property and revenues generated by the property. Further, the property may not be sold subject to existing indebtedness.

The mortgage loan agreement required monthly payments of interest only beginning on October 5, 2005 until September 5, 2007, with the interest rate being 4.87%.  From October 5, 2007 through September 5, 2012, the loan agreement requires monthly payments of principal and interest calculated using a 360 month loan amortization period. The mortgage matures on September 5, 2012 at which time the unpaid principal amount and any interest accrued but remaining unpaid becomes due.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 893
2010	938
2011	984
2012	36,128
Total	$38,943

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	Years Ended December 31,
	2008	2007

Net loss as reported	$ (8,151)	$ (7,622)
Add (deduct):
Depreciation differences	554	277
Change in prepaid rental	(13)	40
Other	(183)	(166)

Federal taxable loss	$(7,793)	$(7,471)

Federal taxable (loss) income per
limited partnership unit	$(45.49)	$129.07

For 2008 and 2007, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(24,189)	$(16,038)
Land and buildings	6,028	6,297
Accumulated depreciation	(11,641)	(11,950)
Syndication	6,293	6,293
Other	597	279

Net liabilities – Federal tax basis	$(22,912)	$(15,119)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $480,000 and $427,000 during the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $856,000 and $581,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $686,000 and $401,000, respectively.  At December 31, 2008 and 2007, the Partnership owed approximately $467,000 and $275,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $4,876,000 and $11,487,000, respectively, to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008) and interest expense was approximately $1,335,000 and $923,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $21,697,000 and $15,486,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced approximately $800,000 to the Partnership to fund capital improvements at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $235,000 and $323,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the “Units”) in the Partnership representing 73.31% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Casualty Events

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages are approximately $717,000, including clean up costs of approximately $312,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership does not expect to receive proceeds to cover the damages. For the year ended December 31, 2008, this loss is reflected as a reduction of casualty gain and the clean up costs are included in operating expenses.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds. Subsequent to December 31, 2008 the Partnership received an additional $36,000 in insurance proceedsand does not expect to record a loss from this event.

In October 2007, Baymeadows Apartments incurred damages of approximately $282,000 from a severe storm. During the year ended December 31, 2008, the Partnership incurred approximately $176,000 of clean up expenses, including approximately $105,000 of asbestos abatement. All of the asbestos related work was complete as of December 31, 2008. During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $272,000 and wrote off undepreciated damaged assets of approximately $35,000, resulting in a casualty gain of approximately $237,000. In addition, during the year ended December 31, 2008, the Partnership received approximately $32,000 to cover lost rents.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Baymeadows Apartments	$38,943	$ 1,883	$26,917	$56,389

Gross Amount At Which Carried
At December 31, 2008
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total

Depreciation

					Acquired	Life-Years
(in thousands)
Baymeadows	$ 1,883	$83,306	$85,189	$47,617	09/30/82	5-36 yrs
Apartments

During the first quarter of 2008, Baymeadows Apartments completed a redevelopment project in order for the property to remain competitive in the Jacksonville area at a total cost of approximately $33,852,000, approximately $696,000 of which was completed during 2008.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets.  During the year ended December 31, 2007, approximately $143,000 of interest, approximately $52,000 of real estate taxes and approximately $20,000 of other operating costs were capitalized.  No such costs were capitalized related to the redevelopment during the year ended December 31, 2008.  The project was funded from operations and advances from AIMCO Properties, L.P.

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

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$ 81,381	$ 69,784
Property improvements	4,136	11,597
Disposal of property	(328)	--
Balance at end of year	$ 85,189	$ 81,381

Accumulated Depreciation
Balance at beginning of year	$ 40,623	$ 34,453
Additions charged to expense	7,239	6,170
Disposal of property	(245)	--
Balance at end of year	$ 47,617	$ 40,623

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2008 and 2007 is approximately $91,217,000 and $87,678,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $59,258,000 and $52,573,000, respectively.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Note H - Fourth-Quarter Adjustment (unaudited)

For the first three quarters of 2008, the Partnership recorded property tax expense based on its best estimate of the amounts to be paid for Florida property taxes. During the fourth quarter of 2008, the Partnership received the 2008 property tax bill. The Partnership adjusted accrued property taxes and associated property tax expense by approximately $391,000 during the fourth quarter of 2008 to reflect an increase in the assessed value of the property.

Item 9.     Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                      PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Partnership has no directors or officers. The Corporate General Partner is Shelter Realty IV Corporation.  The names and ages of, as well as the position and offices held by, the present director and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Corporate General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2008.

Entity	Number of Units	Percentage
CooperRiverProperties, LLC
(an affiliate of AIMCO)	3,685	7.37%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	16,052	32.11%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,913	33.83%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $480,000 and $427,000 during the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $856,000 and $581,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $686,000 and $401,000, respectively.  At December 31, 2008 and 2007, the Partnership owed approximately $467,000 and $275,000, respectively, for accountable administrative expenses, which are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $4,876,000 and $11,487,000, respectively, to fund redevelopment and operations at Baymeadows Apartments. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008) and interest expense was approximately $1,335,000 and $923,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2008 and 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $21,697,000 and $15,486,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced approximately $800,000 to the Partnership to fund capital improvements at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $235,000 and $323,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $38,000 for 2008 and 2007, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $16,000 for 2008 and 2007, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)            The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Change in Partners’ Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)Exhibits:

See Exhibit index.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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