Form 10-Q
period 2009-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2009-05-15
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 360	$ 142
Receivables and deposits	444	432
Other assets	863	698
Investment property:
Land	1,883	1,883
Buildings and related personal property	83,921	83,306
	85,804	85,189
Less accumulated depreciation	(49,441)	(47,617)
	36,363	37,572
	$ 38,030	$ 38,844

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 627	$ 1,319
Tenant security deposit liabilities	223	228
Accrued property taxes	286	--
Other liabilities	366	379
Due to affiliates (Note B)	23,729	22,164
Mortgage note payable	38,724	38,943
	63,955	63,033

Partners' Deficit
General partners	(52)	(35)
Limited partners (49,995 units issued and
outstanding)	(25,873)	(24,154)
	(25,925)	(24,189)
	$ 38,030	$ 38,844

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 2,186	$ 2,146
Other income	264	258
Total revenues	2,450	2,404

Expenses:
Operating	1,301	1,478
General and administrative	45	50
Depreciation	1,854	1,801
Interest	808	871
Property taxes	224	115
Total expenses	4,232	4,315

Casualty gain (Note C)	46	18

Net loss	$ (1,736)	$ (1,893)

Net loss allocated to general partners (1%)	$ (17)	$ (19)

Net loss allocated to limited partners (99%)	(1,719)	(1,874)

	$ (1,736)	$ (1,893)

Net loss per limited partnership unit	$ (34.38)	$ (37.48)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' deficit
at December 31, 2008	49,995	$ (35)	$(24,154)	$(24,189)

Net loss for the three months
ended March 31, 2009	--	(17)	(1,719)	(1,736)

Partners' deficit
at March 31, 2009	49,995	$ (52)	$(25,873)	$(25,925)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,736)	$(1,893)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,854	1,801
Amortization of loan costs	30	30
Casualty gain	(46)	(18)
Bad debt expense	45	68
Change in accounts:
Receivables and deposits	(37)	(2)
Other assets	(195)	(404)
Accounts payable	170	203
Tenant security deposit liabilities	(5)	(5)
Accrued property taxes	286	168
Other liabilities	(13)	(12)
Due to affiliates	335	397
Net cash provided by operating activities	688	333

Cash flows from investing activities:
Property improvements and replacements	(1,517)	(1,851)
Insurance proceeds received	36	22
Net cash used in investing activities	(1,481)	(1,829)

Cash flows from financing activities:
Payments on mortgage note payable	(219)	(209)
Advances from affiliate	1,230	1,709
Net cash provided by financing activities	1,011	1,500

Net increase in cash and cash equivalents	218	4
Cash and cash equivalents at beginning of the period	142	157
Cash and cash equivalents at end of the period	$ 360	$ 161

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 473	$ 481
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 205	$ 434

At December 31, 2008 and 2007, accounts payable included approximately $1,067,000 and $1,531,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the three months ended March 31, 2009 and 2008, the Partnership paid to such affiliates approximately $125,000 and $119,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $266,000 and $569,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $237,000 and $532,000, respectively.  At March 31, 2009 and December 31, 2008, the Partnership owed approximately $502,000 and $467,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,230,000 and $1,709,000 during the three months ended March 31, 2009 and 2008, respectively, to fund capital improvements, redevelopment (see Note D) and operations at Baymeadows Apartments.  Interest on advances accrues at the prime rate plus 2% or 5.25% at March 31, 2009. Interest expense was approximately $300,000 and $355,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,227,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $170,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $235,000 for insurance coverage and fees associated withpolicy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages are approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership does not expect to receive insurance proceeds to cover the damages. During the three months ended March 31, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the three months ended March 31, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds, and the Partnership received approximately $36,000 in additional insurance proceedsduring the three months ended March 31, 2009. The Partnership recognized a casualty gain of approximately $48,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds net of the write off of undepreciated damaged assets of approximately $8,000.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the three months ended March 31, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

In October 2007, Baymeadows Apartments incurred damages of approximately $282,000 from a severe storm. During the three months ended March 31, 2008, the Partnership incurred approximately $215,000 of clean up expenses, including approximately $105,000 of asbestos abatement. All of the asbestos related work was completed during 2008. During the second quarter of 2008, the Partnership received insurance proceeds of approximately $272,000 and wrote off undepreciated damaged assets of approximately $35,000. In addition, during the second quarter of 2008, the Partnership received approximately $32,000 to cover lost rents.

Note D – Redevelopment

During the three months ended March 31, 2008, Baymeadows Apartments completed a redevelopment project in order for the property to remain competitive in the Jacksonville area at a total cost of approximately $33,852,000, approximately $696,000 of which was completed during the three months ended March 31, 2008.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. No such costs were capitalized related to the redevelopment during the three months ended March 31, 2009 and 2008. The project was funded from operations and advances from AIMCO Properties, L.P.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Baymeadows Apartments (1)	92%	88%
Jacksonville, Florida

(1)   The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to competitive pricing efforts and the completion of the redevelopment of the property      that has resulted in more units being available for rent.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 and 2008 was approximately $1,736,000 and $1,893,000, respectively.  The decrease in net loss is due to an increase in total revenues, a decrease in total expenses, and an increase in the recognition of casualty gains.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods.  Rental income increased due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at Baymeadows Apartments.

Total expenses decreased due to decreases in operating and interest expenses, partially offset by increases in depreciation and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Operating expense decreased primarily due to decreases in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property, and clean up expenses related to the storm damage discussed below. Interest expense decreased primarily due to a decrease in interest on advances from an affiliate of the Corporate General Partner as a result of a lower average interest rate charged on such advances. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Property tax expense increased due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages are approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership does not expect to receive insurance proceeds to cover the damages. During the three months ended March 31, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the three months ended March 31, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds, and the Partnership received approximately $36,000 in additional insurance proceedsduring the three months ended March 31, 2009. The Partnership recognized a casualty gain of approximately $48,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds net of the write off of undepreciated damaged assets of approximately $8,000.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the three months ended March 31, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

In October 2007, Baymeadows Apartments incurred damages of approximately $282,000 from a severe storm. During the three months ended March 31, 2008, the Partnership incurred approximately $215,000 of clean up expenses, including approximately $105,000 of asbestos abatement. All of the asbestos related work was completed during 2008. During the second quarter of 2008, the Partnership received insurance proceeds of approximately $272,000 and wrote off undepreciated damaged assets of approximately $35,000. In addition, during the second quarter of 2008, the Partnership received approximately $32,000 to cover lost rents.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $360,000, compared to approximately $161,000 at March 31, 2008. Cash and cash equivalents increased approximately $218,000, from December 31, 2008, due to approximately $1,011,000 and $688,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,481,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,230,000 and $1,709,000 during the three months ended March 31, 2009 and 2008, respectively, to fund capital improvements, redevelopment and operations at Baymeadows Apartments.  Interest on advances accrues at the prime rate plus 2% or 5.25% at March 31, 2009. Interest expense was approximately $300,000 and $355,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,227,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2009, the Partnership completed approximately $655,000 of capital improvements at Baymeadows Apartments, which consisted primarily of roof replacement, exterior painting, water heater and floor covering replacements and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness of approximately $38,724,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cashprovided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	For the three months ended
	March 31,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 688	$ 333
Payments on mortgage note payable	(219)	(209)
Property improvements and replacements	(1,517)	(1,851)
Changes in reserves for net operating
liabilities	(586)	(413)
Net cash used in operations	$(1,634)	$(2,140)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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