Form 10-Q
period 2009-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2009-08-14
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 158	$ 142
Receivables and deposits	456	432
Other assets	790	698
Investment property:
Land	1,883	1,883
Buildings and related personal property	83,257	83,306
	85,140	85,189
Less accumulated depreciation	(51,094)	(47,617)
	34,046	37,572
	$ 35,450	$ 38,844

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 289	$ 1,319
Tenant security deposit liabilities	240	228
Accrued property taxes	474	--
Other liabilities	346	379
Due to affiliates (Note B)	23,726	22,164
Mortgage note payable	38,502	38,943
	63,577	63,033

Partners' Deficit
General partners	(74)	(35)
Limited partners (49,995 units issued and
outstanding)	(28,053)	(24,154)
	(28,127)	(24,189)
	$ 35,450	$ 38,844

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 2,216	$ 2,166	$ 4,402	$ 4,312
Other income	337	205	601	463
Total revenues	2,553	2,371	5,003	4,775

Expenses:
Operating	1,183	1,517	2,484	2,995
General and administrative	35	56	80	106
Depreciation	2,523	1,781	4,377	3,582
Interest	817	849	1,625	1,720
Property taxes	197	168	421	283
Total expenses	4,755	4,371	8,987	8,686

Casualty gain (Note C)	--	237	46	255

Net loss	$(2,202)	$(1,763)	$(3,938)	$(3,656)

Net loss allocated to
general partners (1%)	$ (22)	$ (18)	$ (39)	$ (37)
Net loss allocated to
limited partners (99%)	(2,180)	(1,745)	(3,899)	(3,619)
	$(2,202)	$(1,763)	$(3,938)	$(3,656)

Net loss per limited
partnership unit	$(43.60)	$(34.90)	$(77.98)	$(72.39)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' deficit
at December 31, 2008	49,995	$ (35)	$(24,154)	$(24,189)

Net loss for the six months
ended June 30, 2009	--	(39)	(3,899)	(3,938)

Partners' deficit
at June 30, 2009	49,995	$ (74)	$(28,053)	$(28,127)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,938)	$(3,656)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	4,377	3,582
Amortization of loan costs	61	61
Casualty gain	(46)	(255)
Bad debt expense	66	97
Change in accounts:
Receivables and deposits	(70)	(75)
Other assets	(153)	(195)
Accounts payable	1	(480)
Tenant security deposit liabilities	12	24
Due to affiliates	554	773
Accrued property taxes	474	337
Other liabilities	(33)	(49)
Net cash provided by operating activities	1,305	164

Cash flows from investing activities:
Property improvements and replacements	(1,892)	(2,310)
Insurance proceeds received	36	287
Net cash used in investing activities	(1,856)	(2,023)

Cash flows from financing activities:
Advances from affiliate	1,230	2,383
Repayment of advances from affiliate	(222)	--
Payments on mortgage note payable	(441)	(420)
Net cash provided by financing activities	567	1,963

Net increase in cash and cash equivalents	16	104
Cash and cash equivalents at beginning of period	142	157
Cash and cash equivalents at end of period	$ 158	$ 261

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,060	$ 963

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 36	$ 10

Insurance proceeds held on deposit with the mortgage lender	$ --	$ 7

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $1,067,000 and $1,531,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the six months ended June 30, 2009 and 2008, the Partnership paid to such affiliates approximately $244,000 and $236,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $309,000 and $597,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $261,000 and $522,000, respectively.  At June 30, 2009 and December 31, 2008, the Partnership owed approximately $527,000 and $467,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,230,000 and $2,383,000 during the six months ended June 30, 2009 and 2008, respectively, to fund capital improvements, redevelopment (see Note D) and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $612,000 and $687,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,199,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $221,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $235,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages were approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership does not expect to receive insurance proceeds to cover the damages. During the six months ended June 30, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the six months ended June 30, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds, and the Partnership received approximately $36,000 in additional insurance proceeds during the six months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $48,000 during the six months ended June 30, 2009, due to the receipt of insurance proceeds net of the write off of undepreciated damaged assets of approximately $8,000.

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

Note D – Redevelopment

During the first quarter of 2008, Baymeadows Apartments completed a redevelopment project in order for the property to remain competitive in the Jacksonville area at a total cost of approximately $33,852,000, approximately $696,000 of which was completed during 2008.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets.  No such costs were capitalized related to the redevelopment during the three and six months ended June 30, 2009.  The project was funded from operations and advances from AIMCO Properties, L.P.

As part of the redevelopment project, the Partnership replaced roofing on certain buildings at Baymeadows Apartments.  The Partnership has determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. As a result of the defective work, the Partnership wrote off the remaining net book value of the roofing of approximately $660,000 to depreciation expense during the three and six months ended June 30, 2009.  The Partnership is currently pursuing legal action against the contractor that installed the defective roofing.

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

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $37,034,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Baymeadows Apartments (1)	93%	88%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $2,202,000 and $3,938,000, respectively, compared to net loss of approximately $1,763,000 and $3,656,000, respectively, for the corresponding periods in 2008.  The increase in net loss for the three and six months ended June 30, 2009 is due to an increase in total expenses and a decrease in casualty gains, partially offset by an increase in total revenues.

Total expenses increased for both periods due to increases in depreciation and property tax expenses, partially offset by decreases in operating, interest, and general and administrative expenses.  Operating expense decreased primarily due to decreases in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property and a decrease in clean up expenses related to the storm damage discussed below.  Interest expense decreased primarily due to a decrease in interest on advances from an affiliate of the Corporate General Partner as a result of a lower average interest rate charged on such advances.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. In addition, as part of the redevelopment project completed in 2008, the Partnership replaced roofing on certain buildings at Baymeadows Apartments.  The Partnership has determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. As a result of the defective work, the Partnership wrote off the remaining net book value of the roofing of approximately $660,000 to depreciation expense during the three and six months ended June 30, 2009.  The Partnership is currently pursuing legal action against the contractor that installed the defective roofing. Property tax expense increased due to an increase in the assessed value of the property.

General and administrative expenses decreased for both periods primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to increases in both rental and other income.  Rental income increased for both periods due to increases in occupancy and a decrease in bad debt expense partially offset by a decrease in the average rental rate at Baymeadows Apartments.  Other income increased for both periods primarily due to increases in resident utility payments, application fees and income from the sale of land easement partially offset by a decrease in lease cancellation fees at Baymeadows Apartments.

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages were approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership does not expect to receive insurance proceeds to cover the damages. During the six months ended June 30, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the six months ended June 30, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds, and the Partnership received approximately $36,000 in additional insurance proceeds during the six months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $48,000 during the six months ended June 30, 2009, due to the receipt of insurance proceeds net of the write off of undepreciated damaged assets of approximately $8,000.

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

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $158,000, compared to approximately $261,000 at June 30, 2008. Cash and cash equivalents increased approximately $16,000, from December 31, 2008, due to approximately $1,305,000 and $567,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $1,856,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property and repayment of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,230,000 and $2,383,000 during the six months ended June 30, 2009 and 2008, respectively, to fund capital improvements, redevelopment and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $612,000 and $687,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,199,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2009, the Partnership completed approximately $861,000 of capital improvements at Baymeadows Apartments, which consisted primarily of roof replacement, exterior painting, water heater and floor covering replacements and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P . The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness of approximately $38,502,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	For the six months ended
	June 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 1,305	$ 164
Payments on mortgage note payable	(441)	(420)
Property improvements and replacements	(1,892)	(2,310)
Changes in reserves for net operating
liabilities	(851)	(432)
Net cash used in operations	$ (1,879)	$ (2,998)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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