Form 10-Q
period 2009-09-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2009-11-16
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 147	$ 142
Receivables and deposits	451	432
Other assets	668	698
Investment property:
Land	1,883	1,883
Buildings and related personal property	83,670	83,306
	85,553	85,189
Less accumulated depreciation	(52,940)	(47,617)
	32,613	37,572
	$ 33,879	$ 38,844

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 167	$ 1,319
Tenant security deposit liabilities	211	228
Accrued property taxes	710	--
Other liabilities	325	379
Due to affiliates (Note B)	23,968	22,164
Mortgage note payable	38,277	38,943
	63,658	63,033

Partners' Deficit
General partners	(91)	(35)
Limited partners (49,995 units issued and
outstanding)	(29,688)	(24,154)
	(29,779)	(24,189)
	$ 33,879	$ 38,844

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 2,236	$ 2,231	$ 6,638	$ 6,543
Other income	300	245	901	708
Total revenues	2,536	2,476	7,539	7,251
Expenses:
Operating	1,275	1,796	3,759	4,791
General and administrative	39	69	119	175
Depreciation	1,853	1,832	6,230	5,414
Interest	813	851	2,438	2,571
Property taxes	236	168	657	451
Total expenses	4,216	4,716	13,203	13,402

Casualty gains (Note C)	28	--	74	255

Net loss	$(1,652)	$(2,240)	$ (5,590)	$ (5,896)

Net loss allocated to general
partners (1%)	$ (17)	$ (22)	$ (56)	$ (59)
Net loss allocated to limited
partners (99%)	(1,635)	(2,218)	(5,534)	(5,837)

	$(1,652)	$(2,240)	$ (5,590)	$ (5,896)
Net loss per limited
partnership unit	$(32.71)	$(44.36)	$(110.69)	$(116.75)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' deficit
at December 31, 2008	49,995	$ (35)	$ (24,154)	$(24,189)

Net loss for the nine months
ended September 30, 2009	--	(56)	(5,534)	(5,590)

Partners' deficit
at September 30, 2009	49,995	$ (91)	$(29,688)	$(29,779)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,590)	$(5,896)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,230	5,414
Bad debt expense	69	162
Casualty gains	(74)	(255)
Amortization of loan costs	91	91
Change in accounts:
Receivables and deposits	(55)	(73)
Other assets	(61)	(86)
Accounts payable	(96)	(223)
Tenant security deposit liabilities	(17)	16
Accrued property taxes	710	506
Other liabilities	(54)	(72)
Due to affiliates	888	1,158
Net cash provided by operating activities	2,041	742

Cash flows from investing activities:
Property improvements and replacements	(2,339)	(2,733)
Insurance proceeds received	53	294
Net cash used in investing activities	(2,286)	(2,439)

Cash flows from financing activities:
Payments on mortgage note payable	(666)	(634)
Advances from affiliate	1,230	2,383
Repayment of advances from affiliate	(314)	--
Net cash provided by financing activities	250	1,749

Net increase in cash and cash equivalents	5	52
Cash and cash equivalents at beginning of period	142	157
Cash and cash equivalents at end of period	$ 147	$ 209

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,532	$ 1,440
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11	$ 151

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $1,067,000 and $1,531,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the nine months ended September 30, 2009 and 2008, the Partnership paid to such affiliates approximately $368,000 and $356,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $354,000 and $654,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $283,000 and $535,000, respectively.  At September 30, 2009 and December 31, 2008, the Partnership owed approximately $557,000 and $467,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,230,000 and $2,383,000 during the nine months ended September 30, 2009 and 2008, respectively, to fund capital improvements, redevelopment (see Note D) and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $925,000 and $1,021,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Partnership repaid approximately $440,000 of advances and accrued interest. There were no such payments during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,411,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $221,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $235,000 for insurance coverage and fees associated withpolicy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages were approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership did not receive insurance proceeds to cover the damages. During the nine months ended September 30, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the nine months ended September 30, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $86,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds. The Partnership received approximately $53,000 in additional insurance proceedsduring the nine months ended September 30, 2009 and recorded a receivable for an additional $13,000 which was received subsequent to September 30, 2009. The Partnership recognized a casualty gain of approximately $76,000 during the nine months ended September 30, 2009, due to the receipt of insurance proceeds in 2008 and 2009 net of the write off of undepreciated damaged assets of approximately $10,000.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the nine months ended September 30, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

In October 2007, Baymeadows Apartments experienced damages from a severe storm. During the nine months ended September 30, 2008, the Partnership incurred approximately $282,000 in damages and clean up expenses of approximately $176,000, including approximately $105,000 of asbestos abatement.  All of the asbestos related work was complete as of September 30, 2008.  During the nine months ended September 30, 2008, the Partnership received insurance proceeds of approximately $272,000, approximately $7,000 of which was held on deposit with the mortgage lender at September 30, 2008, and wrote off undepreciated damaged assets of approximately $35,000, resulting in a casualty gain of approximately $237,000.

Note D – Redevelopment

During the first quarter of 2008, Baymeadows Apartments completed a redevelopment project in order for the property to remain competitive in the Jacksonville area at a total cost of approximately $33,852,000, approximately $696,000 of which was completed during 2008.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets.  No such costs were capitalized related to the redevelopment during the three and nine months ended September 30, 2009.  The project was funded from operations and advances from AIMCO Properties, L.P.

As part of the redevelopment project, the Partnership replaced roofing on certain buildings at Baymeadows Apartments.  The Partnership has determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. As a result of the defective work, the Partnership wrote off the remaining net book value of the roofing of approximately $663,000 to depreciation expense during the nine months ended September 30, 2009.  The Partnership is currently pursuing legal action against the contractor that installed the defective roofing.

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

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $37,162,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009 and the remaining four arbitrations will take place in March and April 2010.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Baymeadows Apartments	94%	89%
Jacksonville, Florida

The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to competitive pricing efforts.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2009 was approximately $1,652,000 and $5,590,000, respectively, compared to net loss of approximately $2,240,000 and $5,896,000, respectively, for the corresponding periods in 2008.  The decrease in net loss for the three months ended September 30, 2009 is due to a decrease in total expenses, an increase in total revenue and the recognition of a casualty gain in 2009.  The decrease in net loss for the nine months ended September 30, 2009 is due to a decrease in total expenses and an increase in total revenues, partially offset by a decrease in casualty gains.

Total expenses decreased for the three months ended September 30, 2009 due to decreases in operating, interest and general and administrative expenses, partially offset by an increase in property tax expense. Depreciation expense was comparable for the three months ended September 30, 2009. Total expenses decreased for the nine months ended September 30, 2009 due to decreases in operating, interest and general and administrative expenses, partially offset by increases in depreciation and property tax expenses.  Operating expense decreased for both periods primarily due to decreases in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property, decreases in contract services, and a decrease in clean up expenses related to the storm damage discussed below. Interest expense decreased for both periods primarily due to a decrease in interest on advances from an affiliate of the Corporate General Partner as a result of a lower average interest rate charged on such advances.  Depreciation expense increased for the nine months ended September 30, 2009 due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. In addition, as part of the redevelopment project completed in 2008, the Partnership replaced roofing on certain buildings at Baymeadows Apartments.  The Partnership determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. As a result of the defective work, the Partnership wrote off the remaining net book value of the roofing of approximately $663,000 to depreciation expense during the nine months ended September 30, 2009. The Partnership is currently pursuing legal action against the contractor that installed the defective roofing. Property tax expense increased for both periods due to an increase in the assessed value of the property.

General and administrative expenses decreased for both periods primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended September 30, 2009 due to an increase in other income. Rental income remained relatively constant for the three months ended September 30, 2009. Total revenues increased for the nine months ended September 30, 2009 due to increases in both rental and other income.  Rental income increased for the nine months ended September 30, 2009 due to an increase in occupancy and a decrease in bad debt expense partially offset by a decrease in the average rental rate at Baymeadows Apartments. Other income increased for the three months ended September 30, 2009 due to increases in application fees, cable television income and administrative fees. Other income increased for the nine months ended September 30, 2009 primarily due to increases in application fees, administrative fees, cable television income and income from the sale of a land easement, partially offset by a decrease in lease cancellation fees at Baymeadows Apartments.

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages were approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership did not receive insurance proceeds to cover the damages. During the nine months ended September 30, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the nine months ended September 30, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $86,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds. The Partnership received approximately $53,000 in additional insurance proceedsduring the nine months ended September 30, 2009 and recorded a receivable for an additional $13,000 which was received subsequent to September 30, 2009. The Partnership recognized a casualty gain of approximately $76,000 during the nine months ended September 30, 2009, due to the receipt of insurance proceeds in 2008 and 2009 net of the write off of undepreciated damaged assets of approximately $10,000.

On March 27, 2007, Baymeadows Apartments incurred approximately $32,000 in damages to one unit resulting from a fire.  During the nine months ended September 30, 2008, the Partnership received insurance proceeds of approximately $22,000 and wrote off undepreciated damaged assets of approximately $4,000, resulting in a casualty gain of approximately $18,000.

In October 2007, Baymeadows Apartments experienced damages from a severe storm. During the nine months ended September 30, 2008, the Partnership incurred approximately $282,000 in damages and clean up expenses of approximately $176,000, including approximately $105,000 of asbestos abatement.  All of the asbestos related work was complete as of September 30, 2008.  During the nine months ended September 30, 2008, the Partnership received insurance proceeds of approximately $272,000, approximately $7,000 of which was held on deposit with the mortgage lender at September 30, 2008, and wrote off undepreciated damaged assets of approximately $35,000, resulting in a casualty gain of approximately $237,000.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $147,000, compared to approximately $142,000 at December 31, 2008. Cash and cash equivalents increased approximately $5,000 due to approximately $2,041,000 and $250,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,286,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property and repayment of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,230,000 and $2,383,000 during the nine months ended September 30, 2009 and 2008, respectively, to fund capital improvements, redevelopment and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $925,000 and $1,021,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Partnership repaid approximately $440,000 of advances and accrued interest. There were no such payments during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,411,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $1,283,000 of capital improvements at Baymeadows Apartments, which consisted primarily of roof replacement, exterior painting, water heater and floor covering replacements and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness of approximately $38,277,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

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

	For the nine months ended
	September 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 2,041	$ 742
Payments on mortgage note payable	(666)	(634)
Property improvements and replacements	(2,339)	(2,733)
Changes in reserves for net operating
liabilities	(1,384)	(1,388)
Net cash used in operations	$(2,348)	$(4,013)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009 and the remaining four arbitrations will take place in March and April 2010.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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