Form 10-K
period 2009-12-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2010-03-29
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark one)

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Baymeadows
Apartments	$85,808	$54,720	5-36 yrs	S/L	$28,315

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Baymeadows
Apartments	$38,050	4.87%	30 yrs	9/05/12	$35,445

(1)   Fixed rate mortgage.

(2)   See “Note B – Mortgage Note Payable" to the financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay this loan and other specific details about this loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Baymeadows
Apartments	$10,410	$11,028	94%	90%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Baymeadows Apartments	$ 943	1.66%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $1,795,000 of capital improvements at Baymeadows Apartments, which consisted primarily of roof replacement, swimming pool resurfacing, exterior painting, water heater and floor covering replacements and construction related to the casualties discussed in “Item 8. Financial Statements and Supplementary Data”. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. During the year ended December 31, 2005, a project was approved to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $257,000 was incurred as of December 31, 2005. The project to add the additional 288 units was on hold as the Corporate General Partner was informed by the city of Jacksonville that it would not allow permits for new units in the area until litigation that was unrelated to the Partnership and Baymeadows Apartments was resolved. During the fourth quarter of 2009, the Partnership cancelled the proposed project and wrote-off approximately $257,000 of costs, which are included in operating expenses.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Corporate General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 49,900 limited partnership units (the “Units”) aggregating $49,900,000.  An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,418 holders of record owning an aggregate of 49,995 Units. Affiliates of the Corporate General Partner owned 36,650 Units or 73.31% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods. See "Item 2. Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2009 and 2008 was approximately $7,490,000 and $8,151,000, respectively.  The decrease in net loss is due to a decrease in total expenses and an increase in total revenues, partially offset by a decrease in casualty gains.  Total expenses decreased due to decreases in operating, interest, property tax and general and administrative expenses, partially offset by an increase in depreciation expense. Operating expense decreased primarily due to decreases in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property, decreases in utilities, advertising, contract services, and payroll and related benefits and a decrease in clean up expenses related to the storm damage discussed below, partially offset by the write-off of costs incurred in 2005 related to the project to add additional units to the property, which is now cancelled.  Interest expense decreased primarily due to a decrease in interest on advances from an affiliate of the Corporate General Partner as a result of a lower average interest rate charged on such advances. Interest expense also decreased due to scheduled payments of principal resulting in a lower carrying balance of the mortgage encumbering the investment property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. In addition, as part of the redevelopment project completed in 2008, the Partnership replaced roofing on certain buildings at Baymeadows Apartments.  The Partnership determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. As a result of the defective work, the Partnership wrote off the remaining net book value of the roofing of approximately $653,000 to depreciation expense during the year ended December 31, 2009. The Partnership is currently pursuing legal action against the contractor that installed the defective roofing. Property tax expense decreased due to a decrease in the assessed value of the property.

General and administrative expenses decreased primarily due to a decrease in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in other income. Rental income remained relatively constant for the year ended December 31, 2009 as an increase in occupancy was offset by a decrease in the average rental rate. Other income increased primarily due to increases in application fees, administrative fees and income from the sale of a land easement.

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay. The damages were approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership did not receive insurance proceeds to cover the damages. During the year ended December 31, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the year ended December 31, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $86,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds. The Partnership received approximately $66,000 in additional insurance proceedsduring the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $76,000 during the year ended December 31, 2009, due to the receipt of insurance proceeds in 2008 and 2009 net of the write off of undepreciated damaged assets of approximately $10,000.

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

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $218,000, compared to approximately $142,000 at December 31, 2008. Cash and cash equivalents increased approximately $76,000 due to approximately $2,096,000 and $740,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,760,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property and repayment of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,055,000 and $4,876,000 during the years ended December 31, 2009 and 2008, respectively, to fund capital improvements, redevelopment and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $1,245,000 and $1,335,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $560,000 of advances and accrued interest. There were no such payments during the year ended December 31, 2008. At December 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $24,437,000 and $21,697,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness of approximately $38,050,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cashprovided by operating activities as disclosed in the statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash from Operations (as defined in the Partnership Agreement).

	Years ended
	December 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 2,096	$ 246
Payments on mortgage note payable	(893)	(851)
Property improvements and replacements	(2,826)	(4,600)
Changes in reserves for net operating
liabilities	(1,271)	(1,247)

Net cash used in operations (as defined in
the Partnership Agreement)	$ (2,894)	$ (6,452)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations (as defined in the Partnership Agreement). The increase in other reserves during 2009 and 2008 was approximately $1,271,000, and $1,247,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, due to affiliates, bad debt expense and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data

SHELTER PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties IV

We have audited the accompanying balance sheets of Shelter Properties IV as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties IV at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

SHELTER PROPERTIES IV

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 218	$ 142
Receivables and deposits	425	432
Other assets	532	698
Investment property (Notes B, E and F):
Land	1,883	1,883
Buildings and related personal property	83,925	83,306
	85,808	85,189
Less accumulated depreciation	(54,720)	(47,617)
	31,088	37,572

	$ 32,263	$ 38,844

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 263	$ 1,319
Tenant security deposit liabilities	191	228
Other liabilities	420	379
Due to affiliates (Note D)	25,018	22,164
Mortgage note payable (Note B)	38,050	38,943
	63,942	63,033

Partners' Deficit
General partners	(110)	(35)
Limited partners (49,995 units issued and
outstanding)	(31,569)	(24,154)
	(31,679)	(24,189)

	$ 32,263	$ 38,844

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 8,803	$ 8,796
Other income	1,209	989
Total revenues	10,012	9,785

Expenses:
Operating	5,252	6,220
General and administrative	153	243
Depreciation	8,010	7,239
Interest	3,259	3,394
Property taxes	902	1,051
Total expenses	17,576	18,147

Casualty gain (Note E)	74	211
Net loss (Note C)	$ (7,490)	$ (8,151)

Net loss allocated to general partners (1%)	$ (75)	$ (82)
Net loss allocated to limited partners (99%)	(7,415)	(8,069)
	$ (7,490)	$ (8,151)

Net loss per limited partnership unit	$(148.31)	$(161.40)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' capital (deficiency)
at December 31, 2007	49,995	$ 47	$(16,085)	$(16,038)

Net loss for the year ended
December 31, 2008	--	(82)	(8,069)	(8,151)

Partners' deficit
at December 31, 2008	49,995	(35)	(24,154)	(24,189)

Net loss for the year ended
December 31, 2009	--	(75)	(7,415)	(7,490)

Partners' deficit
at December 31, 2009	49,995	$ (110)	$(31,569)	$(31,679)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (7,490)	$ (8,151)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	8,010	7,239
Bad debt expense	89	200
Casualty gain	(74)	(211)
Amortization of loan costs	122	122
Write off of project costs	257	--
Change in accounts:
Receivables and deposits	(62)	(112)
Other assets	44	102
Accounts payable	(25)	(428)
Tenant security deposit liabilities	(37)	2
Other liabilities	41	(44)
Due to affiliates	1,221	1,527
Net cash provided by operating activities	2,096	246

Cash flows from investing activities:
Insurance proceeds received	66	314
Property improvements and replacements	(2,826)	(4,600)
Net cash used in investing activities	(2,760)	(4,286)

Cash flows from financing activities:
Payments on mortgage note payable	(893)	(851)
Advances from affiliate	2,055	4,876
Repayment of advances from affiliate	(422)	--
Net cash provided by financing activities	740	4,025

Net increase (decrease) in cash and cash equivalents	76	(15)
Cash and cash equivalents at beginning of year	142	157
Cash and cash equivalents at end of year	$ 218	$ 142

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,009	$ 1,910

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 36	$ 1,067

At December 31, 2007, accounts payable included approximately $1,531,000 of property improvements and replacements which are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Deferred Costs: Loan costs of approximately $863,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $529,000 and $407,000, respectively, are included in other assets on the accompanying balance sheets. The loan costs are amortized over the term of the related loan agreement. The total amortization expense for the years ended December 31, 2009 and 2008 was approximately $122,000 and is included in interest expense. Amortization expense is expected to be approximately $122,000 for the years 2010 and 2011 and approximately $90,000 for 2012.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the statements of operations and changes in partners' deficit for both of the years ended December 31, 2009 and 2008 were allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 49,995 units outstanding.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $37,000,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $36,000 and less than $1,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2009 and 2008, the Partnership capitalized interest of approximately $6,000 and $14,000, respectively, property taxes of approximately $2,000 and $8,000, respectively, and operating costs of approximately $1,000 and $2,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $125,000 and $247,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expense.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable is as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Baymeadows
Apartments	$38,050	$38,943	$ 231	4.87%	09/05/12	$35,445

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 938
2011	984
2012	36,128
Total	$38,050

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	Years Ended December 31,
	2009	2008

Net loss as reported	$ (7,490)	$ (8,151)
Add (deduct):
Depreciation differences	2,818	554
Change in prepaid rental	14	(13)
Other	(48)	(183)

Federal taxable loss	$(4,706)	$(7,793)

Federal taxable loss per limited
partnership unit	$(54.41)	$(45.49)

For 2009 and 2008, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(31,679)	$(24,189)
Land and buildings	6,304	6,028
Accumulated depreciation	(9,077)	(11,641)
Syndication	6,293	6,293
Other	541	597

Net liabilities – Federal tax basis	$(27,618)	$(22,912)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $488,000 and $480,000 during the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $416,000 and $856,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $327,000 and $686,000, respectively.  At December 31, 2009 and 2008, the Partnership owed approximately $581,000 and $467,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,055,000 and $4,876,000 during the years ended December 31, 2009 and 2008, respectively, to fund capital improvements, redevelopment and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $1,245,000 and $1,335,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $560,000 of advances and accrued interest. There were no such payments during the year ended December 31, 2008. At December 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $24,437,000 and $21,697,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $235,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the “Units”) in the Partnership representing 73.31% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Casualty Events

In August 2008, Baymeadows Apartments sustained damages from Tropical Storm Fay.  The damages were approximately $797,000, including clean up costs of approximately $369,000. For the year ended December 31, 2008, the Partnership recognized a loss of approximately $44,000 due to the write off of undepreciated assets of approximately $44,000, as the Partnership did not receive insurance proceeds to cover the damages. During the year ended December 31, 2009, the Partnership recognized an additional loss of approximately $2,000, which is reflected as a reduction of casualty gain, due to the write off of undepreciated assets of approximately $2,000. For the year ended December 31, 2009, approximately $57,000 of the clean up costs included above are included in operating expenses due to actual costs exceeding estimated costs.

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $86,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds. The Partnership received approximately $66,000 in additional insurance proceedsduring the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $76,000 during the year ended December 31, 2009, due to the receipt of insurance proceeds in 2008 and 2009 net of the write off of undepreciated damaged assets of approximately $10,000.

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

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Baymeadows Apartments	$38,050	$ 1,883	$26,917	$57,008

Gross Amount At Which Carried
At December 31, 2009
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total

Depreciation

					Acquired	Life-Years
(in thousands)
Baymeadows	$ 1,883	$83,925	$85,808	$54,720	09/30/82	5-36 yrs
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

As part of the redevelopment project, the Partnership replaced roofing on certain buildings at Baymeadows Apartments.  The Partnership has determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. As a result of the defective work, the Partnership wrote off the remaining net book value of the roofing of approximately $653,000 to depreciation expense during the year ended December 31, 2009.  The Partnership is currently pursuing legal action against the contractor that installed the defective roofing.

During the year ended December 31, 2005, a project was approved to add 288 new apartment units at the property at a total estimated cost of approximately $26,953,000 of which approximately $257,000 was incurred as of December 31, 2005. The project to add the additional 288 units was on hold as the Corporate General Partner was informed by the city of Jacksonville that it would not allow permits for new units in the area until litigation that was unrelated to the Partnership and Baymeadows Apartments was resolved. During the fourth quarter of 2009, the Partnership cancelled the proposed project and wrote off approximately $257,000 of costs, which are included in operating expenses.

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 85,189	$ 81,381
Property improvements	1,795	4,136
Disposal of property	(1,176)	(328)
Balance at end of year	$ 85,808	$ 85,189

Accumulated Depreciation
Balance at beginning of year	$ 47,617	$ 40,623
Additions charged to expense	7,357	7,239
Disposal of property	(254)	(245)
Balance at end of year	$ 54,720	$ 47,617

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2009 and 2008 is approximately $92,112,000 and $91,217,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $63,797,000 and $59,258,000, respectively.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Corporate General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Corporate General Partner in February 2009.  He joined AIMCO and the Corporate General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Corporate General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2009.

Entity	Number of Units	Percentage
CooperRiverProperties, LLC
(an affiliate of AIMCO)	3,685	7.37%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	16,052	32.11%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,913	33.83%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $488,000 and $480,000 during the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $416,000 and $856,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $327,000 and $686,000, respectively.  At December 31, 2009 and 2008, the Partnership owed approximately $581,000 and $467,000, respectively, for accountable administrative expenses, which are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,055,000 and $4,876,000 during the years ended December 31, 2009 and 2008, respectively, to fund capital improvements, redevelopment and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 9.60%.  Interest expense was approximately $1,245,000 and $1,335,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $560,000 of advances and accrued interest. There were no such payments during the year ended December 31, 2008. At December 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $24,437,000 and $21,697,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $235,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 Units in the Partnership representing 73.31% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $45,000 for 2009 and 2008, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2009 and 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)            The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Change in Partners’ Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)Exhibits:

See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director	Date: March 29, 2010
Stephen B. Waters	of Partnership Accounting

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