Form 10-Q
period 2010-03-31
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2010-05-17
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 88	$ 218
Receivables and deposits	418	425
Other assets	803	532
Investment property:
Land	1,883	1,883
Buildings and related personal property	84,416	83,925
	86,299	85,808
Less accumulated depreciation	(56,580)	(54,720)
	29,719	31,088
	$ 31,028	$ 32,263

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 679	$ 263
Tenant security deposit liabilities	174	191
Accrued property taxes	246	--
Other liabilities	295	420
Due to affiliates (Note B)	25,218	25,018
Mortgage note payable	37,820	38,050
	64,432	63,942

Partners' Deficit
General partners	(127)	(110)
Limited partners (49,995 units issued and
outstanding)	(33,277)	(31,569)
	(33,404)	(31,679)
	$ 31,028	$ 32,263

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 2,148	$ 2,186
Other income	296	264
Total revenues	2,444	2,450

Expenses:
Operating	1,203	1,301
General and administrative	41	45
Depreciation	1,860	1,854
Interest	818	808
Property taxes	247	224
Total expenses	4,169	4,232

Casualty gain (Note C)	--	46

Net loss	$ (1,725)	$ (1,736)

Net loss allocated to general partners (1%)	$ (17)	$ (17)

Net loss allocated to limited partners (99%)	(1,708)	(1,719)

	$ (1,725)	$ (1,736)

Net loss per limited partnership unit	$ (34.16)	$ (34.38)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' deficit
at December 31, 2009	49,995	$ (110)	$(31,569)	$(31,679)

Net loss for the three months
ended March 31, 2010	--	(17)	(1,708)	(1,725)

Partners' deficit
at March 31, 2010	49,995	$ (127)	$(33,277)	$(33,404)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,725)	$(1,736)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,860	1,854
Amortization of loan costs	30	30
Casualty gain	--	(46)
Change in accounts:
Receivables and deposits	7	8
Other assets	(301)	(195)
Accounts payable	399	170
Tenant security deposit liabilities	(17)	(5)
Accrued property taxes	246	286
Other liabilities	(125)	(13)
Due to affiliates	344	335
Net cash provided by operating activities	718	688

Cash flows from investing activities:
Property improvements and replacements	(474)	(1,517)
Insurance proceeds received	--	36
Net cash used in investing activities	(474)	(1,481)

Cash flows from financing activities:
Payments on mortgage note payable	(230)	(219)
Advances from affiliate	89	1,230
Repayment of advances from affiliate	(233)	--
Net cash (used in) provided by financing
activities	(374)	1,011

Net (decrease) increase in cash and cash equivalents	(130)	218
Cash and cash equivalents at beginning of the period	218	142
Cash and cash equivalents at end of the period	$ 88	$ 360

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 469	$ 473
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 53	$ 205

At December 31, 2009 and 2008, accounts payable included approximately $36,000 and $1,067,000, respectively, of property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the three months ended March 31, 2010 and 2009, the Partnership paid to such affiliates approximately $122,000 and $125,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $87,000 and $266,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $62,000 and $237,000, respectively.  At March 31, 2010 and December 31, 2009, the Partnership owed approximately $613,000 and $581,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $89,000 and $1,230,000 during the three months ended March 31, 2010 and 2009, respectively, to fund capital improvements and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly. The interest interest rates on outstanding advances at March 31, 2010 ranged from 5.25% to 9.60%. Interest expense was approximately $319,000 and $300,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Partnership repaid approximately $240,000 of advances and accrued interest. There were no such payments during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $24,605,000 and $24,437,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $161,000 to fund operations at Baymeadows Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $211,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated withpolicy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

In January 2010, Baymeadows Apartments suffered damage to the property as a result of a fire which damaged four units. The estimated cost to repair the damage is approximately $175,000 including approximately $10,000 of clean up costs. The Partnership also expects to receive approximately $15,000 for lost rents. Subsequent to March 31, 2010, the Partnership received initial insurance proceeds of approximately $106,000 which included approximately $10,000 for clean up costs. The Partnership anticipates recognizing a casualty gain of approximately $83,000 during the second quarter of 2010 as a result of writing off undepreciated damaged assets of approximately $13,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010.

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

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds, and the Partnership received approximately $36,000 in additional insurance proceeds during the three months ended March 31, 2009. The Partnership recognized a casualty gain of approximately $48,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds net of the write off of undepreciated damaged assets of approximately $8,000.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $36,888,000.

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Baymeadows Apartments	96%	92%
Jacksonville, Florida

The Corporate General Partner attributes the increase in occupancy at Baymeadows Apartments to improved customer service and competitive pricing.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 and 2009 was approximately $1,725,000 and $1,736,000, respectively.  The decrease in net loss is due to a decrease in total expenses, partially offset by decreases in casualty gains and total revenues.

Total expenses decreased due to a decrease in operating expenses, partially offset by an increase in property tax expense. General and administrative, depreciation and interest expenses remained relatively constant for the comparable periods.  Operating expense decreased primarily due to a decrease in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property, a decrease in credit card service fees, and a decrease in clean up expenses related to the storm damage discussed below. Property tax expense increased due to refunds received in 2009, partially offset by a decrease in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2010, Baymeadows Apartments suffered damage to the property as a result of a fire which damaged four units. The estimated cost to repair the damage is approximately $175,000 including approximately $10,000 of clean up costs. The Partnership also expects to receive approximately $15,000 for lost rents. Subsequent to March 31, 2010, the Partnership received initial insurance proceeds of approximately $106,000 which included approximately $10,000 for clean up costs. The Partnership anticipates recognizing a casualty gain of approximately $83,000 during the second quarter of 2010 as a result of writing off undepreciated damaged assets of approximately $13,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010.

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

In June 2008, Baymeadows Apartments experienced wind damages from a storm, causing damages of approximately $66,000. During the year ended December 31, 2008, the Partnership received approximately $20,000 in insurance proceeds, and the Partnership received approximately $36,000 in additional insurance proceeds during the three months ended March 31, 2009. The Partnership recognized a casualty gain of approximately $48,000 during the three months ended March 31, 2009, due to the receipt of insurance proceeds net of the write off of undepreciated damaged assets of approximately $8,000.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rate, partially offset by an increase in occupancy at Baymeadows Apartments and a decrease in bad debt expense. Other income increased primarily due to increases in application fees, resident utility payments, lease cancellation fees and pet fees, partially offset by a decrease in washer and dryer rental income.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $88,000, compared to approximately $218,000 at December 31, 2009. Cash and cash equivalents decreased approximately $130,000 due to approximately $474,000 and $374,000 of cash used in investing and financing activities, respectively, partially offset by approximately $718,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of repayment of advances from an affiliate and principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by advances from an affiliate.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $89,000 and $1,230,000 during the three months ended March 31, 2010 and 2009, respectively, to fund capital improvements and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2010 ranged from 5.25% to 9.60%.  Interest expense was approximately $319,000 and $300,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Partnership repaid approximately $240,000 of advances and accrued interest. There were no such payments during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $24,605,000 and $24,437,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $161,000 to fund operations at Baymeadows Apartments.

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

During the three months ended March 31, 2010, the Partnership completed approximately $491,000 of capital improvements at Baymeadows Apartments, which consisted primarily of major landscaping, plumbing fixtures, water heater and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness of approximately $37,820,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cashprovided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations (as defined in the Partnership Agreement).

	For the nine months ended
	March 31,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$ 718	$ 688
Payments on mortgage note payable	(230)	(219)
Property improvements and replacements	(474)	(1,517)
Changes in reserves for net operating
liabilities	(553)	(586)
Net cash used in operations (as defined in the
Partnership Agreement)	$ (539)	$(1,634)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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