Form 10-Q
period 2010-06-30
SHELTER PROPERTIES IV LIMITED PARTNERSHIP
filed 2010-08-13
CIK 702174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES IV

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 71	$ 218
Receivables and deposits	434	425
Other assets	672	532
Investment property:
Land	1,883	1,883
Buildings and related personal property	84,764	83,925
	86,647	85,808
Less accumulated depreciation	(58,387)	(54,720)
	28,260	31,088
	$ 29,437	$ 32,263

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 136	$ 263
Tenant security deposit liabilities	169	191
Accrued property taxes	493	--
Other liabilities	325	420
Due to affiliates (Note B)	25,685	25,018
Mortgage note payable	37,587	38,050
	64,395	63,942

Partners' Deficit
General partners	(143)	(110)
Limited partners (49,995 units issued and
outstanding)	(34,815)	(31,569)
	(34,958)	(31,679)
	$ 29,437	$ 32,263

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 2,114	$ 2,216	$ 4,262	$ 4,402
Other income	354	337	650	601
Total revenues	2,468	2,553	4,912	5,003

Expenses:
Operating	1,211	1,183	2,414	2,484
General and administrative	43	35	84	80
Depreciation	1,861	2,523	3,721	4,377
Interest	823	817	1,641	1,625
Property taxes	167	197	414	421
Total expenses	4,105	4,755	8,274	8,987

Casualty gain (Note C)	83	--	83	46

Net loss	$(1,554)	$(2,202)	$(3,279)	$(3,938)

Net loss allocated to
general partners (1%)	$ (16)	$ (22)	$ (33)	$ (39)
Net loss allocated to
limited partners (99%)	(1,538)	(2,180)	(3,246)	(3,899)
	$(1,554)	$(2,202)	$(3,279)	$(3,938)

Net loss per limited partnership
unit	$(30.76)	$(43.60)	$(64.92)	$(77.98)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	50,000	$ 2	$ 50,000	$ 50,002

Partners' deficit
at December 31, 2009	49,995	$ (110)	$(31,569)	$(31,679)

Net loss for the six months
ended June 30, 2010	--	(33)	(3,246)	(3,279)

Partners' deficit
at June 30, 2010	49,995	$ (143)	$(34,815)	$(34,958)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,279)	$(3,938)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	3,721	4,377
Amortization of loan costs	61	61
Casualty gain	(83)	(46)
Change in accounts:
Receivables and deposits	(9)	(4)
Other assets	(201)	(153)
Accounts payable	(122)	1
Tenant security deposit liabilities	(22)	12
Due to affiliates	677	554
Accrued property taxes	493	474
Other liabilities	(95)	(33)
Net cash provided by operating activities	1,141	1,305

Cash flows from investing activities:
Property improvements and replacements	(912)	(1,892)
Insurance proceeds received	97	36
Net cash used in investing activities	(815)	(1,856)

Cash flows from financing activities:
Advances from affiliate	250	1,230
Repayment of advances from affiliate	(260)	(222)
Payments on mortgage note payable	(463)	(441)
Net cash (used in) provided by financing activities	(473)	567

Net (decrease) increase in cash and cash equivalents	(147)	16
Cash and cash equivalents at beginning of period	218	142
Cash and cash equivalents at end of period	$ 71	$ 158

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 952	$ 1,060

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 31	$ 36

Included in property improvements and replacements for the six months ended June 30, 2010 and 2009 are approximately $36,000 and $1,067,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty IV Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. During the six months ended June 30, 2010 and 2009, the Partnership paid to such affiliates approximately $239,000 and $244,000, respectively, which are included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $135,000 and $309,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $87,000 and $261,000, respectively. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $643,000 and $581,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $250,000 and $1,230,000 during the six months ended June 30, 2010 and 2009, respectively, to fund capital improvements and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 5.25% to 9.60%. Interest expense was approximately $645,000 and $612,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Partnership repaid approximately $290,000 and $339,000, respectively, of advances and accrued interest. At June 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $25,042,000 and $24,437,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $233,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated withpolicy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

In January 2010, Baymeadows Apartments suffered damage to the property as a result of a fire which damaged four units. The estimated cost to repair the damage is approximately $129,000 including approximately $10,000 of clean up costs. The Partnership also expects to receive approximately $7,000 for lost rents. During the three and six months ended June 30, 2010, the Partnership received initial insurance proceeds of approximately $107,000 which included approximately $10,000 for clean up costs. The Partnership recognized a casualty gain of approximately $83,000 during the three and six months ended June 30, 2010 as a result of writing off undepreciated damaged assets of approximately $14,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010.

In May 2010, Baymeadows Apartments experienced damages to its playground equipment as a result of a fire, causing damages of approximately $30,000.  The Partnership anticipates receiving insurance proceeds to cover the damages and does not expect a loss related to this event.

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

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for its mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for a similar term, mortgage note payable.  At June 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call" cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees. Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Baymeadows Apartments	95%	93%
Jacksonville, Florida

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $1,554,000 and $3,279,000, respectively, compared to net loss of approximately $2,202,000 and $3,938,000, respectively, for the corresponding periods in 2009. The decrease in net loss for the three and six months ended June 30, 2010 is due to a decrease in total expenses and an increase in casualty gain, partially offset by a decrease in total revenues.

Total expenses decreased for the three months ended June 30, 2010 due to decreases in depreciation and property tax expenses, partially offset by an increase in operating expense. Interest and general and administrative expenses remained relatively constant for the three months ended June 30, 2010.  Total expenses decreased for the six months ended June 30, 2010 due to decreases in depreciation and operating expenses, partially offset by an increase in interest expense. Property tax and general and administrative expenses remained relatively constant for the six months ended June 30, 2010.  Depreciation expense decreased for both periods due to the write off of the remaining net book value of certain roofing of approximately $660,000 to depreciation expense during the three and six months ended June 30, 2009. As part of the redevelopment project completed in 2008, the Partnership replaced roofing on certain buildings at Baymeadows Apartments. The Partnership determined that the roofing work performed by the contractor was defective, forcing the Partnership to retain a different contractor to repair the defective work. The Partnership is currently pursuing legal action against the contractor that installed the defective roofing. Property tax expense decreased for the three months ended June 30, 2010 due to the receipt of a tax refund during the three months ended June 30, 2010 for 2009 taxes as a result of a successful appeal of the 2009 taxes. A refund for 2008 taxes was received during the first quarter of 2009 which was reflected as a reduction in property tax expense for the six months ended June 30, 2009. Operating expense increased for the three months ended June 30, 2010 due to increases in contract services and real estate tax consulting fees.  Operating expense decreased for the six months ended June 30, 2010 due primarily to a decrease in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property and a decrease in clean up expenses related to the storm damage discussed below, partially offset by an increase in contract services. Interest expense increased for the six months ended June 30, 2010 due to an increase in the interest on advances from an affiliate of the Corporate General Partner as a result of a higher average advance balance, partially offset by a decrease in interest expense on the mortgage encumbering Baymeadows Apartments due to scheduled principal payments.

Included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2010, Baymeadows Apartments suffered damage to the property as a result of a fire which damaged four units. The estimated cost to repair the damage is approximately $129,000 including approximately $10,000 of clean up costs. The Partnership also expects to receive approximately $7,000 for lost rents. During the three and six months ended June 30, 2010, the Partnership received initial insurance proceeds of approximately $107,000 which included approximately $10,000 for clean up costs. The Partnership recognized a casualty gain of approximately $83,000 during the three and six months ended June 30, 2010 as a result of writing off undepreciated damaged assets of approximately $14,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010.

In May 2010, Baymeadows Apartments experienced damages to its playground equipment as a result of a fire, causing damages of approximately $30,000.  The Partnership anticipates receiving insurance proceeds to cover the damages and does not expect a loss related to this event.

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

Total revenues decreased for the three and six months ended June 30, 2010 due to decreases in rental income, partially offset by increases in other income. Rental income decreased for both periods due to a decrease in the average rental rate, partially offset by an increase in occupancy at Baymeadows Apartments. Other income increased for the three and six months ended June 30, 2010 due to an increase in resident utility reimbursements and monthly pet fees, partially offset by a decrease in income from the sale of land easement in 2009 and lower washer/dryer income. Also included in other income for the three and six months ended June 30, 2010 are insurance proceeds received related to freezing conditions in January 2009 which damaged the property’s landscaping.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $71,000, compared to approximately $218,000 at December 31, 2009. Cash and cash equivalents decreased approximately $147,000 due to approximately $815,000 and $473,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,141,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of repayment of advances from an affiliate and principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by advances from an affiliate.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $250,000 and $1,230,000 during the six months ended June 30, 2010 and 2009, respectively, to fund capital improvements and operations at Baymeadows Apartments.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2010 ranged from 5.25% to 9.60%.  Interest expense was approximately $645,000 and $612,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Partnership repaid approximately $290,000 and $339,000, respectively, of advances and accrued interest. At June 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $25,042,000 and $24,437,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2010, the Partnership completed approximately $907,000 of capital improvements at Baymeadows Apartments, which consisted primarily of major landscaping, electrical upgrades, plumbing fixtures, appliance, water heater and floor covering replacements and construction related to the casualties discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P, although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness of approximately $37,587,000 encumbering Baymeadows Apartments requires monthly payments of principal and interest and requires a balloon payment of approximately $35,445,000 in 2012. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount the Partnership will risk losing the property to foreclosure.

The Partnership made no distributions during the six months ended June 30, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts owed to affiliates of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations (as defined in the Partnership Agreement) should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cashprovided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations (as defined in the Partnership Agreement).

	For the six months ended
	June 30,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$ 1,141	$ 1,305
Payments on mortgage note payable	(463)	(441)
Property improvements and replacements	(912)	(1,892)
Changes in reserves for net operating
liabilities	(721)	(851)
Net cash used in operations (as defined in the
Partnership Agreement)	$ (955)	$(1,879)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,650 limited partnership units (the "Units") in the Partnership representing 73.31% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees. Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

SHELTER PROPERTIES IV

By: Shelter Realty IV Corporation
Corporate General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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